Form 10-K/A
period 1994-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-02-06
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 4)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1994
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ______ to _______

COMMISSION FILE NO. 1-10397

                          AmeriQuest Technologies, Inc.
   ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                            33-0244136
- - ------------------------------------------------------       --------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

       2722 Michelson Dr. Irvine, California                     92715
- - ------------------------------------------------------       --------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:          (714) 222-6000
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
   Title of each class                              on which registered
   -------------------                            -----------------------
 Common Stock, $.01 par value                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No         .
                                        ---------    --------

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 22, 1994 is approximately $47,950,480. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock of the Registrant.

The number of shares outstanding of the Registrant's Preferred and Common Stock as of September 22, 1994: Common Stock, $.01 par value, 17,181,453 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Exhibit Index is on page 034.                       Page 001 of 75 pages.

                                    PART I

ITEM 1.  BUSINESS.
         --------


THE COMPANY
- - -----------

     AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest"), maintains its principal executive offices at 2722 Michelson Drive, Irvine, California, and its telephone number is (714) 222-6000. AmeriQuest conducts its business through its subsidiaries.

     CDS Distribution, Inc., a Delaware corporation ("CDS Distribution") and Robec, Inc., a Pennsylvania corporation ("Robec") market and sell, as distributors, hardware products for the personal computer market.
AmeriQuest/Kenfil Inc. ("Kenfil"), markets and sells, as a distributor, software products for the personal computer market.

     CMS Enhancements, Inc., a California corporation ("CMS Enhancements") is a supplier of hard disk drive subsystems for IBM compatible and other leading personal and business computers, including Apple, Compaq and others. Hard disk drives allow personal computers, which otherwise often lack sufficient data storage capacity, to perform many widely used, sophisticated business applications. CMS Enhancements also offers disk array, magneto optical, CD-ROM, floppy disk drives and magnetic tape back-up subsystems having a variety of data storage capacities as well as personal computers, networking, graphics, communications and connectivity and accessory products.

     AmeriQuest currently markets more than 2,000 products to original equipment manufacturers, value-added resellers and dealers throughout the United States and in many foreign countries, including national and regional distributors and large reseller computer chains such as ComputerLand, Intelligent Electronics and InaCom.


RECENT DEVELOPMENTS
- - -------------------

     On December 3, 1993, the Board of Directors resolved that AmeriQuest should renew its efforts to pursue a direction of becoming a major distributor of computers and related products in the United States. In pursuing this direction, the Board of Directors realigned the management of AmeriQuest. On February 11, 1994 Mr. Jim Farooquee resigned as a Director and officer of AmeriQuest, and on February 23, 1994 Mr. James D'Jen resigned as a Director.

                         -----------------------------

     AmeriQuest acquired 51.9% ownership of Kenfil on June 6, 1994 pursuant to the provisions of an Agreement and Plan of Reorganization dated March 31, 1994.

     On September 12, 1994, the shareholders of Kenfil and AmeriQuest approved the proposed merger of "AmeriQuest/Kenfil Inc.," a wholly-owned subsidiary of AmeriQuest, with and into Kenfil (the "Merger"). The Merger became effective shortly thereafter, and AmeriQuest is now the sole shareholder of AmeriQuest/Kenfil Inc.

     Kenfil is a distributor of microcomputer software. Its key vendors include Corel, Broderbund, Symantec, Quarterdeck Office Systems and IBM.

                         -----------------------------

     On June 30, 1994, AmeriQuest effected a placement of 833,333 shares of its Common Stock and 416,667 Warrants, as "Units", each comprised of two shares of AmeriQuest Common Stock and one Warrant, to foreign nationals, at $4.80 per Unit for total net proceeds of $2,000,000. The Warrants are exercisable at any time and from time-to-time until June 30, 1996 at an exercise price of $5.00 per share; and can only be exercised by persons who are foreign nationals.

                         -----------------------------

     On August 31, 1994, AmeriQuest effected a placement of 532,000 shares of its Common Stock to a person who is a foreign national at $2.50 per share for a total of $1,330,000.

                         -----------------------------

     AmeriQuest acquired 50.1 percent of the issued and outstanding shares of Robec on September 22, 1994 upon the issuance of 1,402,805 shares of its Common Stock in exchange for Common Stock held by certain principal shareholders of Robec in a first-stage exchange pursuant to AmeriQuest's two phase acquisition of Robec.

     Subject to approval by Robec's shareholders, the remaining shares of Robec Common Stock will be exchanged in a merger transaction (the "Merger") at the same conversion ratio of 0.63075 shares of AmeriQuest for each share of Robec Common Stock. The Merger is expected to be completed in December, 1994.

     Robec is a national value-added distributor of microcomputer systems, peripherals and accessories. Its key vendors include Acer, IBM, MultiTech, Okidata, Unisys and Wyse.

                         -----------------------------

     On September 25, 1994, AmeriQuest entered into a definitive Agreement and Plan of Reorganization pursuant to which it will acquire 100% of the issued and outstanding capital stock of Ross White Enterprises, Inc., a Florida corporation d/b/a "National Computer Distributors" ("NCD"). NCD markets and sells, as a distributor, hardware products for the personal computer market. AmeriQuest will issue 1,864,767 shares of its Common Stock and pay approximately $3,473,120 cash in this transaction.

     NCD is a national value-added distributor of microcomputer systems, peripherals and accessories. Its key vendors include AST, CTX, Samsung, Leading Edge, Western Digital, Panasonic, and Goldstar.

                         -----------------------------

     AmeriQuest has also contracted with Mr. James D'Jen, a former director and officer of AmeriQuest, to exchange all of the issued and outstanding shares of CMS Enhancements (S) PTE

Ltd., a Singapore corporation wholly-owned by AmeriQuest in exchange for 350,000 shares of AmeriQuest Common Stock. On July 8, 1994 Mr. D'Jen delivered 345,091 shares. Upon the receipt of the balance due, AmeriQuest will be divested of this Singapore subsidiary. Sales for the Singapore subsidiary approximate $20 million annually, with an approximate break-even on operations.

CDS DISTRIBUTION
- - ----------------

     CDS Distribution is a national valued-added wholesale distributor of microcomputers and related products to value-added resellers ("VARs"), dealers and computer retailers, representing the aggregation of businesses of acquired companies, i.e. Vitronix, Inc., Rhino Sales Company and Management Systems Group ("MSG"), all of which were acquired in December, 1993. CDS Distribution markets, sells and supports a variety of products ranging from individual components, which are typically sold in volume, to complete systems that have been fully configured, assembled and tested prior to delivery to its customers. CDS Distribution's historic strategy has been to emphasize the sale of these complete systems and to provide a high level of value-added services, including consultation on component selection and system configuration and provision of system assembly and testing and technical support services. As a result of competitive pressures, reduced profit margins and the way in which other, similar distributors have changed their businesses, CDS Distribution is now placing more emphasis on telemarketing as its primary sales method. CDS Distribution also provides a variety of training programs and educational seminars designed to enhance its customers' technical capabilities.

     CDS Distribution's vendors include leading manufacturers such as IBM, AST, NEC, Apple, Acer, Altos, SunSoft, Telebit, Novell and Multi-tech Systems. CDS Distribution focuses its marketing efforts on the products of a limited number of key vendors in order to become one of the leading distributors for each of its principal vendors. This enables CDS Distribution to develop product-specific technical expertise that enhances its value-added support services. CDS Distribution attempts to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

     Price discounting by its competitors has forced CDS Distribution to reduce its prices, resulting in deteriorating gross margins for commodity products. The effects of such price discounting on the Company are reflected in the periodic net sales and gross margins as reflected elsewhere herein. CDS Distribution is pursuing a broad restructuring program which includes, among other items cost reductions, the closing of certain offices and warehouse locations, downsizing of the employee base, consolidation of inventory and a change in emphasis among the methods by which sales are obtained.

PRODUCTS

     CDS Distribution seeks to maintain products from nationally-recognized vendors that provide all the components most VARs require to fully configure their computer systems. All new products are extensively tested prior to inclusion in CDS Distribution's distribution network.

     The following is a description of the major categories of products currently sold by CDS Distribution and the principal current vendors of those products.

     Microcomputers--CDS Distribution distributes desktop and portable personal computers and multiuser microcomputers manufactured by Acer, Altos, IBM, AST, Apple, NEC and Leading Edge.

     Printers--CDS Distribution distributes a broad line of dot matrix, laser and ink-jet printers manufactured by Lexmark, Pennant, Canon, NEC and Genicom.

     Monitors and Terminals--CDS Distribution distributes monitors and terminals manufactured by CTX, Goldstar, Relisys and NEC.

     Local Area Networks--A local area network ("LAN") permits microcomputers to communicate with one another and to function on an integrated basis. CDS Distribution distributes LAN software and specialized hardware products manufactured by C Net, GVC, Novell and Oilcom.

     Accessories and Supplies--CDS Distribution distributes hard and floppy disk drives, board products, diskettes, stand-by power supplies, modems and other communications products, accessories and supplies manufactured by numerous companies including Boca Research, GVC, IBM, Turnhead, CMS and Epson.

     Software--CDS Distribution sells a variety of operating system and LAN software products generally as part of its systems sales. CDS Distribution has also commenced the sale of certain applications software. Among the manufacturers of these software products are IBM and SunSoft.

VENDOR RELATIONS

     To maintain a strong relationship with its principal vendors, CDS Distribution focuses on marketing the products of a limited number of key vendors. CDS Distribution selects its product line to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations. In addition, CDS Distribution enhances its relationship with its vendors by providing feedback on products, assisting in new product development, working with vendors to develop marketing programs and offering vendors the opportunity to provide seminars to CDS Distribution's customers at CDS Distribution facilities.

     CDS Distribution, like most hardware distributors, sells products throughout the United States for vendors on a non-exclusive basis without geographic restrictions. CDS Distribution has distribution agreements with most of its vendors and believes they are in the form customarily used by each vendor and generally contain provisions which allow termination by either party upon as little as 30 days' notice. Most of CDS Distribution's major distribution agreements provide price protection by giving CDS Distribution a credit, subject to specified limitations, in the amount of any price reductions by the vendor between the time of the initial sale to CDS Distribution and the subsequent sale by CDS Distribution to its customer. Most of the major distribution agreements also give CDS Distribution qualified return privileges on slow-moving inventory. CDS Distribution's distribution agreements do not restrict CDS Distribution from selling similar products manufactured by competitors. Any minimum purchase provisions in CDS Distribution's distribution agreements are at levels that CDS Distribution believes do not impose significant risk.

     From time to time, the demand for certain products sold by CDS Distribution exceeds the supply available from the vendor. CDS Distribution believes that its ability to compete has not been adversely affected to a material extent by these periodic shortages, although sales may be adversely affected for an interim period. In order to limit the impact of such shortages, CDS Distribution generally attempts to include comparable products from more than one vendor in its product line and endeavors to provide direction to its customers in their selection of products.
SALES AND DISTRIBUTION

     CDS Distribution has divided its sales operations into three regions. Within each region, there are several branch offices, each supervised by a branch manager and having one or more account managers who are teamed with an inside sales assistant, generally on a one-to-one basis. Compensation of each account manager and sales assistant is based, in part, on the profits generated from sales to the account manager's customers. The account manager is a technically-trained salesperson and is responsible for opening new accounts and serving all established accounts in the branch manager's customer base. CDS Distribution also utilizes volume sales specialists at its offices who sell largely through telemarketing.

     In three of CDS Distribution's branch offices, the account manager is supported by a systems specialist who provides engineering and operating systems technical support on more sophisticated systems. In addition, the systems specialists are supported by technology managers located at CDS Distribution's main offices in Irvine, California.

     Customer orders are generally made by a toll-free telephone call to a sales assistant in CDS Distribution's main offices or a branch office, and the order is entered onto CDS Distribution's computer system. The sales assistant has access to available information on inventory and customer credit status and, upon reviewing this data, can enter the order immediately. Shipment is usually made the same day, except on orders that require assembly and testing. Customers also may pick up their orders at the main offices or at the Atlanta branch office. All orders are handled on a prepayment, COD or credit basis depending on the customer's creditworthiness and previous payment history. In addition, CDS Distribution assists some resellers in obtaining equipment financing through third-party floor planning programs.

     CDS Distribution permits the return of products within certain time limits and under certain conditions subject to a restocking charge, provided that the products are unused. Products that are defective upon arrival are handled on a manufacturers' warranty return basis without any restocking charge.

     CDS Distribution estimates that a majority of its sales are to VARs and value-added dealers. No customer has accounted for more than 10% of CDS Distribution's net sales during 1994, 1993 or 1992. International sales are not significant to CDS Distribution's operations. Sales by CDS Distribution are not seasonal to any material extent. Because of CDS Distribution's prompt delivery times, it maintains no substantial backlog of orders.



KENFIL
- - ------

     Kenfil's principal executive offices are located at 2722 Michelson Drive, Irvine, CA 92715 (714) 222-6000. Kenfil was formed as a partnership in 1983 and was incorporated in California in 1984. In April 1992, Kenfil reincorporated in the state of Delaware, and completed a 3,100 for 1 common stock split. Kenfil completed its initial public offering in February, 1993.

     Kenfil is a distributor that focuses predominantly on microcomputer software. Kenfil presently carries over 3,500 software titles from over 200 software publishers for sale to approximately 1,100 resellers. Kenfil's vendors include many of the leading software publishers such as Symantec Corporation, Quarterdeck Office Systems, Corel Systems Corporation, ChipSoft, Inc., Broderbund Software Inc., IBM Software, Maxis Software, The Learning Company Inc., Walt Disney Computer Software, Inc. and Sierra On-Line, Inc. Kenfil's reseller customers include superstores, software specialty retailers, mail order companies, mass merchants and corporate resellers, such as CompUSA, Computer City (part of Tandy Corp.), Software Etc., Inc., Micro Warehouse, Inc., Price/Costco, Inc. and Best Buy.

PRODUCTS

     Kenfil presently offers over 3,500 software titles, most of which range in suggested retail price from approximately $30 to $500. Kenfil primarily carries products for the three most popular microcomputer operating systems: MS-DOS, Microsoft Windows and Apple Macintosh. Kenfil focuses on software products in the high growth categories such as the business application, utilities, graphics, communications, consumer (education and entertainment) and productivity segments. Kenfil also carries certain accessories. However, due to such factors as new product launches and upgrades, the seasonal nature of certain products and shifts in demand for software products, the list of Kenfil's best selling products varies from time to time.


PUBLISHERS

     Kenfil currently purchases software products from over 200 publishers. Product purchasing decisions are based on profit potential, sales trends, cost, availability and return privileges. Kenfil has contractual relationships with many of its major publishers covering price, payment terms and return privileges. These contracts are generally non-exclusive, and have terms of between one and three years, many with automatic renewal provisions. The agreements generally provide Kenfil with stock balancing and price protection provisions which reduce in part Kenfil's risk of loss due to slow-moving inventory or vendor price reductions. Kenfil has, from time to time, experienced losses resulting from its inability to return obsolete inventory to publishers.

CUSTOMERS

     Kenfil generally focuses on selling software to large software resellers. Kenfil only sells products to resellers that meet Kenfil's financial and other qualifications. Kenfil's customer base currently consists of approximately 1,100 resellers. For qualified resellers, Kenfil generally ships its products on net 30 day terms. Reseller customers include:

     Superstores. These large stores sell hardware and software to both retail and corporate end-users. Such customers of Kenfil include CompUSA, Computer City, Fry's Electronics, Best Buy, Elek-Tek, and Micro Electronics Inc. (MicroCenter).

     Software Specialty Retailers. These reseller customers sell through their own retail outlets to end-users and also may sell directly to corporate customers. Such reseller customers of Kenfil include the Electronics Boutique, Inc., Software etc. and Babbage's.

     Mail Order. These customers sell primarily through catalogs and telemarketing to corporate accounts and end-users. These customers include Micro Warehouse, Inc. and Multiple Zones International Inc.

     Mass Merchants. These customers generally concentrate on high volume software products, carry relatively few titles and emphasize entertainment and educational programs. Kenfil's customers in this category include Price/Costco, Inc.

     Corporate Resellers. These resellers sell software to large corporate accounts and provide higher levels of service, including software selection, procurement services and technical support. Such reseller customers of Kenfil include Corporate Software Inc., 800 Software, SoftMart, Inc. and Software Spectrum, Inc.

     Kenfil's general policy is to accept returns only of defective or misshipped products or prior versions of products which have been upgraded. However, as an accommodation to its customers Kenfil accepts returned products outside of this policy where Kenfil believes it has the commensurate right of return from the publisher. Kenfil maintains product return reserves which it believes to be adequate.

SALES AND MARKETING

     As of June 30, 1994 Kenfil had 13 salespeople. Kenfil's sales operations are divided into two regions with each region managed by a regional manager who reports to the vice president of sales. Kenfil's sales personnel have access to Kenfil's management information system which provides them with on-line, real time information regarding inventory levels, pricing, customer purchasing trends and product sales trends, as well as the customer's available credit. Kenfil provides customers with direct access to its sales personnel through dedicated sales telephone and facsimile lines, in order to provide better service and maximize sales opportunities. Members of Kenfil's sales staff initiate targeted out-bound sales calls as well as take and enter customer orders and respond to customer inquiries. Kenfil's sales personnel also negotiate additional marketing and advertising funds from publishers for the benefit of Kenfil's customers.

     Kenfil works on an ongoing basis with its publishers and resellers in developing specific marketing and promotional programs. Kenfil, through its marketing department, develops and publishes a broad array of brochures, pocket guides, catalogs, posters and other marketing material designed to obtain shelf space for its publishers, and assists publishers in developing complete marketing strategies tailored to promote individual software products. Kenfil also consults with and advises publishers on the design of their product packaging and positioning and on advertising. Kenfil advertises on behalf of its publishers in major industry publications such as Computer Reseller News and Computer Retail Week, with advertising campaigns produced entirely by Kenfil's marketing department. Kenfil also provides many of its reseller customers with customized marketing materials which the resellers in turn utilize for their own customers.

INTERNATIONAL OPERATIONS AND SALES

  Kenfil currently has two wholly-owned subsidiaries in the Far East. Although international sales represented approximately 5% or less of net sales in each of the last three fiscal years, such sales make a significant contribution to pretax income. No assurances can be given that international sales will continue at this level or make a significant contribution to pretax income in future periods.



ROBEC
- - -----

  The predecessor of Robec, Inc. ("Robec") was incorporated in Nevada in 1977. On August 16, 1989, this predecessor company was merged into a new Pennsylvania corporation to form Robec. The authorized capital stock of Robec consists of 10 million shares of Common Stock, $.01 par value per share, and 5 million shares of Preferred Stock, $.01 par value per share. In October 1989, Robec completed the initial public offering of its Common Stock, receiving net proceeds of approximately $12.7 million through the sale of 1,350,000 shares of Common Stock. The net proceeds of the public offering were used to repay bank borrowings, part of which were incurred to fund a dividend paid to shareholders of record prior to the offering in connection with the termination of Robec's status as a corporation subject to taxation under Subchapter S of the Code. In February 1990, Robec acquired certain assets and assumed certain liabilities of
J. Crew, Inc., doing business as Electronic Marketing Specialists, Inc., which was engaged in the distribution of microcomputers.

  Robec is primarily a national valued-added wholesale distributor of microcomputers and related products to value-added resellers (''VARs''), dealers and computer retailers and primarily operates in this one business segment. Robec markets, sells and supports a variety of products ranging from individual components, which are typically sold in volume, to complete systems that have been fully configured, assembled and tested prior to delivery to its customers. Robec's historic strategy has been to emphasize the sale of these complete systems and to provide a high level of value-added services, including consultation on component selection and system configuration and provision of system assembly and testing and technical support services. As a result of competitive pressures, reduced profit margins and the way in which other, similar distributors have changed their businesses, Robec is now placing more emphasis on telemarketing as its primary sales method. Robec also provides a variety of training programs and educational seminars designed to enhance its customers' technical capabilities. In March 1994, Robec began, in respect to new customers, to discontinue its maintenance services and sales of spare parts and supplies for microcomputers and related products. Robec believes that the discontinuation of these services will not have a material effect on its inventory or results of operations.

  Robec's vendors include leading manufacturers such as Acer, Altos, Digi-Board, Fujitsu, IBM, Okidata, Multi-tech Systems, Samsung, Texas Instruments, Unisys, Wyse and Zenith. Robec focuses its marketing efforts on the products of a limited number of key vendors in order to become one of the leading distributors for each of its principal vendors. This enables Robec to develop product-specific technical expertise that enhances its value-added support services. Robec attempts to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

PRODUCTS

  Robec seeks to maintain products from nationally-recognized vendors that provide all the components most VARs require to fully configure their computer systems. All new products are extensively tested prior to inclusion in Robec's distribution network.

  The following is a description of the major categories of products currently sold by Robec and the principal current vendors of those products.

  Microcomputers--Robec distributes desktop and portable personal computers and multiuser microcomputers manufactured by Acer, Altos, IBM, Samsung, Texas Instruments, Unisys, Wyse and Zenith.

  Printers--Robec distributes a broad line of dot matrix, laser and ink-jet printers manufactured by Citizen, Fujitsu, Okidata and Texas Instruments.

  Monitors and Terminals--Robec distributes monitors and terminals manufactured by CTX, Qume, Relisys, Samsung, Sony, Unisys and Wyse.

  Local Area Networks--A LAN permits microcomputers to communicate with one another and to function on an integrated basis. Robec distributes LAN software and specialized hardware products manufactured by Digi-Board, D-Link, Proteon, Samsung, Unisys and Western Digital. Many of these products are offered with Novell, Moses Computers or EMEX software.

  Accessories and Supplies--Robec distributes hard and floppy disk drives, board products, diskettes, stand-by power supplies, modems and other communications products, accessories and supplies manufactured by numerous companies including Boca Research, Colorado Memory Systems, Mountain Computer, Multi-Tech Systems, Sony, UDS and 3M.

  Software--Robec sells a variety of operating system and LAN software products generally as part of its systems sales. Robec has also commenced the sale of certain applications software. Among the manufacturers of these software products are Data Access and Novell.


VENDOR RELATIONS

  To maintain a strong relationship with its principal vendors, Robec focuses on marketing the products of a limited number of key vendors. Robec selects its product line to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations. In addition, Robec enhances its relationship with its vendors by providing feedback on products, assisting in new product development, working with vendors to develop marketing programs and offering vendors the opportunity to provide seminars to Robec's customers at Robec facilities.

  Robec, like most hardware distributors, sells products throughout the United States for vendors on a non-exclusive basis without geographic restrictions. Robec has distribution agreements with most of its vendors and believes they are in the form customarily used by each vendor and generally contain provisions which allow termination by either party upon as little as 30 days' notice. Most of Robec's major distribution agreements provide price protection by giving Robec a credit, subject to specified limitations, in the amount of any price reductions by the vendor between the time of the initial sale to Robec and the subsequent sale by Robec to its customer. Most of the major distribution agreements also give Robec qualified return privileges on slow-moving inventory. Robec's distribution agreements do not restrict Robec from selling similar products manufactured by competitors. Any minimum purchase provisions in Robec's distribution agreements are at levels that Robec believes do not impose significant risk.

  From time to time, the demand for certain products sold by Robec exceeds the supply available from the vendor. Robec believes that its ability to compete has not been adversely affected to a material extent by these periodic shortages, although sales may be adversely affected for an interim period. In order to limit the impact of such shortages, Robec generally attempts to include comparable products from more than one vendor in its product line and endeavors to provide direction to its customers in their selection of products.

COMPETITION
- - -----------

  Competition in the distribution of microcomputer products is intense. Principal national distributors are Ingram Micro D, Inc., Merisel, Inc. and Tech Data Corporation. CDS Distribution and Robec also compete with numerous manufacturers, resellers, retailers and regional distributors. Most of CDS Distribution's and Robec's major competitors have substantially greater financial resources than CDS Distribution or Robec, even on a combined basis.

  Competition is primarily based upon availability of product, price, speed of delivery, convenience, technical support and other support services. CDS Distribution believes that it is generally competitive with respect to each of these factors and that its principal, competitive advantages are its technical support and other support services, and speed of delivery.

  The software distribution industry is highly competitive. Competition within the industry is based primarily on price and product availability, and to a lesser extent on the speed of delivery and the level of marketing and other services provided. Certain of Kenfil's competitors have substantially greater financial resources than Kenfil. Kenfil's principal competitors include national distributors such as Ingram Micro Inc. and Merisel, Inc., both of which distribute hardware products in addition to software. In addition, Kenfil competes with regional distributors and certain publishers that sell their products directly to resellers. Because of the intense competition within the industry, software distributors, including Kenfil, have low gross and operating margins. Consequently, Kenfil's profitability is highly dependent upon effective management and control of costs.

  The manner in which microcomputer software products are distributed and sold is changing, and new methods of distribution may emerge or expand. Software publishers have sold, and may intensify their efforts to sell, their products directly to resellers and end-users, including certain major reseller customers of Kenfil. From time to time certain publishers have instituted programs for the direct sale of large-order quantities of software to major corporate accounts, and these types of programs may continue to be used by various publishers. In addition, certain major publishers have implemented programs for master copy distribution of software (site licensing). These programs generally grant an organization the right to make any number of copies of software for distribution within the organization provided that the organization pays a fee to the publisher for each copy made. Also, publishers may attempt to increase the volume of software products distributed electronically to end-user's microcomputers. If these programs become more common or if other methods of distribution of software become accepted, Kenfil's business and financial results could be materially adversely affected. Kenfil believes that the total range of services it provides to its customers cannot be easily substituted by publishers, particularly because publishers do not offer the scope of services or product offerings required by most of Kenfil's reseller customers. However, there can be no assurance that publishers will not increase their efforts to sell substantial quantities of software directly to resellers and end-users. Kenfil believes that inflation has not had a material effect on its operations.

EMPLOYEES
- - ---------

  As of August 31, 1994, CDS Distribution had 190 full-time employees, including 90 persons employed in sales, sales support and marketing functions. None of CDS Distribution's employees are covered by a collective bargaining agreement. CDS Distribution considers its relations with its employees to be good.

  As of June 30, 1994, Kenfil had 130 full-time employees. On July 5, 1994, the operations of Kenfil were consolidated with those of CDS Distribution and the number of Kenfil's employees was reduced to 38, including 11 temporary employees, all 38 of whom are sales/marketing personnel or administration/accounting personnel.

  As of June 30, 1994, Robec had 195 full-time employees, including 79 persons employed in sales, sales support and marketing functions. None of Robec's employees are covered by a collective bargaining agreement. Robec considers its relations with its employees to be good.


ITEM 2.  PROPERTIES.
         ----------

AMERIQUEST

  AmeriQuest's principal offices are located in leased facilities in Irvine, California. AmeriQuest, CDS Distribution, Kenfil and CMS Enhancements are all housed primarily in this facility, which consists of approximately 161,000 square feet of office and warehouse space. This facility will be lost to AmeriQuest on December 31, 1994, at which time it will move its executive and accounting offices to new office space. Although AmeriQuest has not yet committed itself to a given location, in the opinion of management there is sufficient office space readily available in the Irvine area to accommodate its needs.

  AmeriQuest and Kenfil's distribution facilities were consolidated at its present location in Wilmington, Ohio. However, with the acquisition of Robec it is likely that East Coast facilities will be maintained in Robec's facility in Horsham, Pennsylvania, while only a small returns warehouse will be maintained in California.

ROBEC

  Robec's executive, administrative and main sales offices are located in Robec's facility in suburban Philadelphia, Pennsylvania. This facility consists of 36,000 square feet of office space and 69,000 square feet of warehouse space. The current owner of this facility is a partnership affiliated with the management of Robec.

  Robec's branch offices generally consist of between 900 and 10,200 square feet of office space, depending on market size. The Atlanta branch contains 19,200 square feet, including both office and warehouse space. Robec's branch offices are equipped with standardized telephone, security and computer systems which Robec installs and programs.

  Robec leases all of its offices, four of which are leased from partnerships affiliated with the management of Robec. The leases generally provide for a base minimum rental per square foot. In addition, Robec is generally responsible for its pro rata share of maintenance expenses for common areas, real estate taxes and insurance. Robec is evaluating its current needs for branch offices and expects to reduce both the number and sizes of its branch offices during 1994. Robec's current leases generally permit the early termination of the lease upon payment of a penalty equal to the amount of one year's rent. If Robec should desire to extend any of the current leases, Robec believes that extensions on satisfactory terms, or alternative locations, generally would be available, although there can be no assurance that Robec would be able to negotiate further extensions of any particular lease.

Summary Table
- - -------------

  The following table sets forth information regarding the regional offices of AmeriQuest and its subsidiaries.

LOCATION                SQUARE FEET    LEASE EXPIRATION     YEAR OPENED
- - ---------------------   -----------   -------------------   -----------

AMERIQUEST

Irvine, CA                  161,000           12/31/94             1990
Norcross, GA                  2,050             mo.-mo.            1994

ROBEC

Asheville, NC(1)             10,200            9/09/94             1985
Atlanta, GA                  19,200            1/31/95(2)          1985
Boston, MA                   15,100            4/30/94(3)          1984
Chicago, IL                   1,775           12/31/98(2)          1988
Denver, CO                    2,300           10/31/95             1986
Kansas City, KS                 977            9/30/98(2)          1988
Los Angeles, CA               4,169            6/30/98             1990
Orlando, FL                   8,100            4/22/95             1990
Horsham, PA(1)              111,000           12/31/96             1978
Phoenix, AZ                  27,500            9/30/94             1988
Salt Lake City, UT            2,300           12/31/95             1990
San Francisco, CA             1,680             5/6/98             1990
Seattle, WA                   2,100            8/30/94             1990
Washington, DC(1)             7,600           12/31/95             1983
Youngstown, OH(1)             6,700           11/30/96             1983
- - --------------

(1) The Robec offices, which include the main offices and warehouse facility in Horsham, Pennsylvania, are leased from partnerships affiliated with the management of Robec. The main offices and warehouse facility in Horsham, Pennsylvania contain 105,000 square feet, and the additional 6,000 square feet included in the foregoing table reflects space in a warehouse that was closed in the first quarter of 1994 and formerly was leased from an affiliated partnership. During the first quarter of 1994, Robec entered into a lease with an affiliated partnership for 6,000 square feet of retail space located in suburban Philadelphia.
 (2) These leases have renewal options to extend the lease term for five years, with rent based upon the then market rate or a specified formula.
 (3) This lease has a renewal option to extend the lease term for two years, with rent based upon the then market rate.


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

     AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. The management of AmeriQuest believes that none of such current proceedings individually or in the aggregate, will have a material adverse effect on AMERIQUEST. While not expected to be of material effect to the Company, Kenfil Inc. vs. RLI Insurance Company, Superior Court of the State
             -------------------------------------
of California, County of Los Angeles, No. BC 108564 filed July 12, 1994, involves litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994. The defendant cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil Inc., based on affidavits from former Kenfil employees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. The defendant's theory is that it is not obligated to even cover that portion of the damage cause by the earthquake because of the possible fraud involved with such actions; while the management of Kenfil maintains that only that portion of damages actually incurred by the earthquake were submitted as claimed losses. Although there are pictures available to prove the actual damage immediately following the earthquake, no assurance can be given that the defendant will not ultimately prevail. The ability of Kenfil Inc. to satisfy any possible future judgement is dependent on the results of its future operations. However, such a judgement would not directly impact the other subsidiaries of AmeriQuest nor AmeriQuest itself.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     On September 12, 1994, the shareholders of Kenfil and AmeriQuest approved the proposed merger of "AmeriQuest/Kenfil Inc.," a wholly-owned subsidiary of AmeriQuest, with and into Kenfil Inc. (the "Merger"). The Merger has since become effective, and AmeriQuest is now the sole shareholder of AmeriQuest/Kenfil Inc. In connection with the Merger, AmeriQuest issued 1,046,252 shares of its Common Stock to the Kenfil minority shareholders, 1,894,360 shares to the holders of Kenfil Inc's subordinated debt and 2,788,353 shares to Kenfil Inc's vendors. The vote on this matter was 6,636,184 shares FOR, 21,000 shares AGAINST and 2,815 shares ABSTAINED.

     In order to accommodate the Merger, the shareholders of AmeriQuest also approved an amendment to AmeriQuest's Certificate of Incorporation to increase the number of authorized shares of Common Stock of AmeriQuest from 10,000,000 shares to 30,000,000 shares. The vote on this matter was 6,875,775 shares FOR, 25,129 shares AGAINST and 3,997 shares ABSTAINED. A total of 11,005,625 shares were outstanding and entitled to vote on the record date.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

     The following table sets forth certain information regarding the current officers of AmeriQuest.


NAME                       AGE                              POSITION
- - ------------------------   ---   ---------------------------------------------------------------
Harold L. Clark             58   Director, Co-Chairman and Chief Executive Officer
Gregory A. White*           42   Director*, President* and Chief Operating Officer*
Stephen G. Holmes           48   Director, Secretary/Treasurer and Chief Financial Officer
Carol L. Miltner            52   Executive Vice President--Sales & Marketing
Howard B. Crystal           49   Senior Vice President - Marketing and Purchasing
Peter D. Lytle              37   Senior Vice President--Operations
William F. Gibson III       40   Vice President and Comptroller
Peter S. H. Grubstein       39   Senior Vice President
Irwin A. Bransky            43   President and Chief Executive Officer of AmeriQuest/Kenfil Inc.
Robert H. Beckett**         61   Director** and President of Robec, Inc.

- - --------------

* Mr. White will be appointed to the Board of Directors and elected President and Chief Operating Officer upon the acquisition of NCD.
** Mr. Beckett will be appointed to the Board of Directors at its next meeting.

     The officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, subject, however, to the provisions of their Employment Agreements, which provide for severance payments in the event of termination for other than "cause," as defined in each employment agreement. The severance rights range from one to two years of salary, during which time they are prohibited from competing with AmeriQuest or its subsidiaries.

     Harold L. Clark was named President and Chief Executive Officer of AmeriQuest on December 3, 1993. He was appointed to serve as a Director on March 4, 1994. Prior to December 1993 he served as President and Chief Executive Officer of CDS Distribution, Inc., a subsidiary of AmeriQuest, from April 1993 to December 1993. From February 1991 to December 1992, he served as President, Chief Operating Officer and Director of Everex Systems, Inc. ("Everex"). From 1989 through 1991, he served as a computer industry consultant. From 1984 to 1989, he served as the President of Ingram Micro, Inc. Dr. Clark received a B.S. Degree from Bryant College, an MBA from Pepperdine University, and has earned a Doctor of Education Degree from Nova University.

     *Gregory A. White will join AmeriQuest upon the acquisition of NCD by AmeriQuest as a Director and as President and Chief Operating Officer. Mr. White has served as President and Chief Executive Officer of NCD for more than the last five years. Mr. White holds a Master of Science degree in Management Sciences from the University of South Florida.

     Stephen G. Holmes joined AmeriQuest as its Chief Financial Officer, Secretary and Treasurer in January 1992, after serving as a general partner and a managing partner of Arthur Andersen & Co. from 1978 until 1992. Mr. Holmes was appointed to serve as a Director on March 4, 1994. Mr. Holmes was educated at the University of Colorado and the University of Rochester, from which he received a B.S. degree, and is licensed to practice as a certified public accountant in the State of California and other states.

     Carol L. Miltner joined AmeriQuest in December 1993 as Executive Vice President--Sales & Marketing. From April 1991 to December 1993, she conducted her own consulting and seminar business on sales techniques in the computer industry. From April 1989 to April 1991 she served as Senior Vice President of Sales for Merisel. From 1985 to April 1989 she served as Senior Vice President of Sales for Micro D, Inc.

     Howard B. Crystal joined AmeriQuest in July, 1994 as Senior Vice President
- - - Marketing and Purchasing.  From October 1992 to July 1994 he served as
President of AmeriWats, Inc., a telecommunications company.  From February 1991 to July 1993 he served as Senior Vice President - Sales and Marketing for
Everex, Inc.  From May 1989 to February 1991 he served as Senior Vice President
- - - Sales and Marketing for TechData.  Mr. Crystal holds a Bachelor of Science in
Electrical Engineering from the New Jersey Institute of Technology and an MBA from Rutgers University.

     Peter D. Lytle joined AmeriQuest in December 1993 as Senior Vice President-
- - -Operations. From 1983 to September 1993 he was employed by InaCom Corporation and its predecessors, where his last position was Regional President/General Manager--California. Mr. Lytle is a Certified Public Accountant and holds a Bachelor of Arts degree in Business Administration with an emphasis in accounting from Western Michigan University.

     William F. Gibson III joined AmeriQuest in June 1988, and since January, 1994 has been the Vice President and Comptroller of AmeriQuest. He is a Certified Public Accountant and holds a Bachelor of Science degree from University of California--Berkeley in Business Administration.

     Peter S. H. Grubstein served as Chief Operating Officer of Kenfil Inc. from January 1994 until its acquisition was completed on September 12, 1994. Prior to his involvement with Kenfil Inc., he served as President of Grubstein Holdings Ltd., a private equity investment firm for more than five years. Mr. Grubstein holds a bachelor's degree from Yale College.

     Irwin A. Bransky founded Kenfil Inc. in 1983 and has been President and Chief Executive Officer of Kenfil Inc. since that time. Mr. Bransky holds a B.S. degree in Business Administration and a master's diploma in Personnel Administration from the Graduate School of University of Witwaterstrand, South Africa.

     Robert H. Beckett has served as the President and Chief Executive Officer of Robec, Inc. for more than the last five years. Mr. Beckett holds a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnic Institute.

                                    Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

     The following table sets forth the market prices for the shares of Common Stock of AmeriQuest. The prices reflect the high and low closing prices quoted on the New York Stock Exchange for each calendar quarter since December 31, 1991.


                                  AMERIQUEST
                                  ----------


         1992             High         Low
- - ----------------------   ------       ------
     First Quarter       $3 3/4       $2 3/8
     Second Quarter           3        1 1/2
     Third Quarter        2 1/4        1 1/4
     Fourth Quarter       3 5/8            2

         1993
- - ----------------------
     First Quarter        3 3/8            2
     Second Quarter       3 5/8            2
     Third Quarter        3 1/4            2
     Fourth Quarter       5 3/4        2 1/2

         1994
- - ----------------------
     First Quarter            6        4 1/8
     Second Quarter       4 1/8            3
     Third Quarter        4 1/4        3 1/8
- - --------------------------------------------

On September 30, 1994, the stock of AmeriQuest closed at $3.25 per share on the New York Stock Exchange.

As of August 22, 1994 AmeriQuest had approximately 531 shareholders of record and Kenfil had approximately 117 shareholders of record.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected consolidated financial data has been derived from and should be read in conjunction with the audited consolidated financial statements of AmeriQuest, and the notes thereto, and with "Management's Discussion and Analysis of Results of Operations and Financial Condition", included elsewhere herein and incorporated herein by this reference (dollars in thousands, except per share data).

                                                    YEAR ENDED JUNE 30,
                                    1994          1993         1992          1991          1990
                                -----------   ----------   -----------   -----------   ----------
Net sales (1)                   $   87,593    $   73,082   $  115,053    $  130,062    $  187,724
Income (loss) before taxes          (7,971)          236       (9,623)      (12,027)          652
Net income (loss)(2)                (7,971)          236       (8,893)       (8,501)          405
Earnings (loss) per share            (1.33)         0.08        (3.04)        (2.89)         0.13
Total assets                        65,145        20,274       23,522        40,747        41,084
Long-term obligations                3,442         1,817          274         1,851         1,134
Stockholders' equity                12,875         8,644        7,952        16,806        26,065
Weighted average
  shares outstanding             5,973,511     3,060,908    2,921,588     2,941,666     3,155,756

(1) The sales increase in 1994 compared to 1993 was largely due to the initiation of a broader distribution strategy. Year to year sales declines from 1991 to 1993 were principally due to an eroding customer base and reduced emphasis on commodity products.

(2) Losses in 1994, 1992 and 1991 related principally to corporate restructurings in 1994 and 1992 and erosion of the customer base in 1991 to 1993 not offset by operating cost decreases.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Business Strategy

  AmeriQuest is following a business strategy of growth by acquisition, consistent with the consolidation that is occurring in the maturing personal computer market place. This strategy creates the following risks involving the ability to successfully:

  - Consolidate the operations of previously unaffiliated businesses, some of which were unprofitable
  - Combine the business cultures of diverse operations
  - Obtain adequate capital resources to complete acquisitions and working capital required for continuing operations

The following reflects the net changes in each specified account as regards the implementation of the business strategy of the Company:

                                         Increase (Decrease) During the  Period
                                ------------------------------------------------------


                                  Quarter Ended        Year Ended        Year Ended
                                  September 30,      June 30, 1994,    June 30, 1993,
                                1994, Compared to      Compared to       Compared to
                                  Quarter Ended        Year Ended        Year Ended
                                  June 30, 1994       June 30, 1993     June 30, 1992
                                ------------------   ---------------   ---------------
                                                (Dollars in Thousands)

  Sales
     Due to acquisitions                  $20,817           $14,267          $  3,102
     Continuing operations                  4,042               244           (28,637)
     Restructuring                              -                 -           (16,436)
     Net change                            24,859            14,511           (41,971)

  Gross Profit
     Due to acquisitions                    1,913               771               434
     Continuing operations                    (79)              256             1,855
     Restructuring                              -                 -            (1,792)
     Net change                             1,834             1,027               497

  Operating Expenses
     Due to acquisition                     1,845             2,598               547
     Continuing operations                 (2,483)              490            (3,009)
     Restructuring                           (700)            5,700            (6,575)
     Net change                            (1,338)            8,788            (9,037)

  Other (income) Expense
     Due to acquisition                       357               544                38
     Continuing operations                    (57)              (98)              367
     Net change                               300               446              (325)

  Net Income
     Due to acquisition                      (289)           (2,371)             (151)
     Continuing operations                  2,461              (136)            4,497
     Restructuring charge                     700            (5,700)            4,783
     Net change                             2,782            (8,207)            9,129

The working capital for these changes has generally been provided by bank credit line facilities and the issuance of common stock as to acquisitions.

Net Sales

  AmeriQuest is in a single line of business, namely the distribution of personal and other computing hardware and software products. AmeriQuest has also emphasized value-added assembly of certain products, limited in fiscal year 1994 to mass storage devices. In prior years, operations emphasized the assembly of personal computers, which efforts have been discontinued with restructured operations focusing on broader based distribution of the products of others.

  During the year ended June 30, 1994, with emphasis upon a broader based distribution strategy net sales increased 20% as contrasted with the prior year. For the year ended June 30, 1993, net sales decreased 36% from the prior year due primarily to erosion of the then customer base of AmeriQuest and reduced emphasis on commodity products. In fiscal year 1994 the customer erosion experienced in the prior year was more than offset by the operational activities of the acquired entities.

  Sales returns and allowances are not a significant economic risk to AmeriQuest, and generally average less than 10% percent of sales. Separately, an integral aspect of AmeriQuest's business is to exchange products sold to customers which are either incompatible units or do not work for a variety of technical and other reasons. If such products are ultimately determined to be defective, AmeriQuest, under contract terms with its vendors, is able to return such products to its vendors. Under such exchange arrangements AmeriQuest's economic risk is nominal and generally limited to the costs of freight and technical services, both current period charges to expense. Price concessions to larger customers are generally arranged under pre-determined contractual provisions and are not significant. An aggregate warranty and returns reserve of approximately $1 million is reflected in the balance sheet of AmeriQuest at June 30, 1994.

  Inasmuch as the Company began its distribution operations in December 1993, the effect of market development funds received through June 30, 1994, was not significant.

  The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while at the same time attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances will fluctuate as the Company adds new product lines and when appropriate, makes large purchases and cash purchases from manufacturers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

Cost of Sales and Gross Profit
  During the year ended June 30, 1994, cost of sales was 86% of net sales due principally to intense price competition for AmeriQuest's products, combined with reserves established to reflect the price erosion on certain products. For fiscal 1993, cost of sales was approximately 84%, also due principally to intense price competition for AmeriQuest's products, combined with reserves established to reflect the price erosion on certain products. Cost of sales for the year ended June 30, 1992 was approximately 90% reflecting the effect of reserves to adjust the cost of AmeriQuest's inventories to market price. AmeriQuest has operated to more than offset the otherwise adverse effects of declining gross margins in its industry by emphasizing higher value-added products, however, while margins per se have been maintained and even increased, such margin pressures served to reduce the breadth of AmeriQuest's commodity product lines and the net sales level achieved historically.

Operating Expenses
  For the years ended June 30, 1994, 1993 and 1992, selling, general and administrative expenses were approximately 16%, 14% and 12% of net sales, as AmeriQuest beginning in 1992 expanded its employee base and acquired new facilities to support additional product lines to accommodate revenue growth. In 1994 and 1992 AmeriQuest restructured its operations and related charges aggregated $5.7 million and $4.5 million. The components of the restructuring charges for each period presented follow (dollars in thousands):

                                          Year ended June 30,
                                     ----------------------------

                                       1994                  1992
                                     ------                ------

     Employee terminations           $  500                $1,100
     Facilities abandonment             300                    --
     Discontinued product lines       4,900                 3,400
                                     ------                ------
                                     $5,700                $4,500
                                     ======                ======

Inasmuch as these restructurings were initiated in the middle of each respective fiscal year, the efforts were largely completed by each year end and the related expenditures were largely incurred at those dates. The discontinued product lines related to the then direct manufacture of both personal computers and tape drive storage units utilizing proprietary designs with open architecture to the myriad of compatible personal computing hardware and software available in the marketplace. Such discontinuance was part and parcel to the current emphasis on distribution per se of products generally manufactured and assembled by others.

  The quantification of the components of the restructurings follows:

                                                    Tape Drive
                               Personal Computer   Storage Unit
                                  Manufacture       Manufacture
                               -----------------   -------------

Employee terminations
  Number                              40                130
  Location                        Irvine, CA         Singapore;
                                                     Irvine, CA

Facilities abandonment
  Square footage                    20,000             Sublet
  Continuing lease
   obligations
     Amount per month              $10,000               -

Product discontinuance
  Capitalized software               1,700               -
  Equipment                           -                 200
  Loss on inventory
   disposition                       1,800            3,200
  Contractual obligations
     Manufacturing                   1,100               -
  Marketing, other                     300               -

All related costs were largely incurred prior to each fiscal year end, except for the following accruals as to the 1994 restructuring:


                            Date                                 Amount
                            ----                                 ------

Lease obligations         Through 1995                             $200
Accruals                  Through 1994                             $200

  The benefits that inurred to AmeriQuest apart from the discontinuance of unprofitable manufacturing per se, were related to refocusing upon distribution and the core strengths inherent within AmeriQuest. Losses reported by AmeriQuest in 1992 and 1994, apart from restructuring charges, were largely related to these former manufacturing operations.

Operating Results
  Annual and quarterly operating results for Far Eastern activities of the Company are relatively consistent from period to period in 1994, 1993 and 1992, without regard to the discontinuance of the tape drive assembly operation in Singapore in 1992. The annual and quarterly operating results of the domestic operations of the Company during the three years ended June 30, 1994, have varied considerably during the transition over which the former emphasis on manufacturing was largely phased out for all but mass storage assembly of disk drives, in favor of an increased emphasis on broad line distribution of the products of many manufacturers and other suppliers. During this transition period revenue as well as cost variations are largely a function of manufactured product line discontinuances offset by revenue increases from acquired distribution operations.

Research and Development
  AmeriQuest significantly curtailed its research and development expenditures beginning in fiscal year 1993 as AmeriQuest began to emphasize its distribution capabilities and thus reliance upon the products of others. Such research and development expenditures aggregated .03% of net sales in fiscal 1994 and in excess of 1% of net sales in 1993 and 1992 and relate to the assembled storage products of AmeriQuest. The decreased emphasis on research and development may ultimately limit any competitive advantages of the Company as regards mass storage product development.

Interest Expense
  Interest expense increased during the fiscal year ended June 30, 1994, to .8% of net sales, as contrasted to prior year costs, as a result of AmeriQuest's reliance on its bank line of credit to finance increased accounts receivable and inventories. During the year ended June 30, 1992, interest expense decreased to .4% of net sales from .5% for fiscal year 1993.

Income Taxes
  In the years ended June 30, 1994 and 1993 no income tax expense resulted due to losses or the availability of tax operating loss carry forwards. For the year ended June 30, 1992, AmeriQuest reported a tax benefit of approximately 8% of pretax losses, resulting from the carryback of AmeriQuest's tax losses to prior periods.

Inflation
  To date, AmeriQuest has not been significantly affected by inflation. Moreover, technological changes in the electronics industry have generally resulted in price reductions, despite increases in certain costs which may be affected by inflation. In addition, many electronic components of comparable quality can currently be purchased outside of the United States at favorable prices.

Liquidity and Capital Resources
  Beginning in 1993 and reaching a much greater activity level in mid 1994 and continuing thereafter, acquisitions have largely been funded through the direct issuance of Common Stock of AmeriQuest, coupled with supplemental cash proceeds from private placement offerings to unrelated parties. This profile is expected to continue for future acquisitions. The proposed disposition of an Asian subsidiary is solely for AmeriQuest stock previously issued, without the use or benefit of cash resources. The actual and pro forma effects of these transactions are reflected in the unaudited pro forma condensed consolidated balance sheet contained elsewhere herein.

  In fiscal years 1994 and 1992 AmeriQuest initiated a restructuring to focus the scope of its operations on distribution. Such restructuring spanned organizational aspects of joint venture operations, product and production alignment, market channel and customer delineation, vendor arrangements and personnel capabilities. Generally the restructuring involved reducing the emphasis on assembly operations, other than for storage devices, and focusing on distribution operations. As previously stated, aggregate charges of this effort which was substantially completed in each respective period, approximated $4.5 million in fiscal 1992 and $5.7 million in fiscal 1994. The concurrent use of cash resources for these charges was largely provided by proceeds from the liquidation of inventories and the issuance of Common Stock.

  As AmeriQuest introduced products which carry higher gross margins than do the commodity products which historically accounted for much of AmeriQuest's revenues, available working capital was invested in higher levels of inventories in fiscal year 1994. During the years ended June 30, 1993 and 1992, AmeriQuest concentrated on reducing levels of inventories. In this regard AmeriQuest liquidated a significant percentage of its cost reserved inventory in those years.

                                      Year ended June 30,
                                     (Dollars in thousands)
                             1994             1993             1992
                           --------         --------         -------

Inventory at June 30,
net of reserve             $24,165          $ 7,000          $ 8,586
                           =======          =======          =======

  Beginning balance        $ 3,096          $ 7,425          $ 8,657
  Charged to expense         1,714              633            3,388

  Deductions from
  disposition               (2,177)          (4,962)          (4,620)
                           -------           -------         -------

  Ending balance           $ 2,633           $ 3,096         $ 7,425
                           =======           =======         =======


  Thus the inventory reserve decreased significantly during fiscal years 1992 to 1994 due to the liquidation of aged inventory and at the same time inventories increased appreciably in fiscal 1994 related to the inventory stock of acquired businesses, recorded net of any valuation reserve and thus any former reserves are not reflected per se. As to
                                                                 --- --
receivables, those accounts of acquired businesses are reflected at the date of acquisition at amounts expected to be collected, without reserves established as a separate item and thus during fiscal year 1994 the appreciable increase in acquired accounts receivable is not matched with a proportionate increase in the collectibility reserve. Inasmuch as the acquisitions of AmeriQuest have occurred throughout fiscal year 1994, a determination of inventory turns and days' sales in receivables at June 30, 1994 is not meaningful based upon aggregate fiscal year 1994 reported sales by AmeriQuest.

  In the distribution segment of its operations, AmeriQuest and its competitors are subject to continual technological changes and relatively short product marketing cycles, generally less than a year in duration. As such, AmeriQuest, in order to be competitive,, must maintain efficient sales and marketing staffs. AmeriQuest monitors the average daily sales of its current product lines and provides reserves generally as it experiences price erosion approaching the net realizable value of each product class and deterioration in its prior sales volumes of each product cycle.

   As to its storage products, AmeriQuest is subject to component availability and thus the need to stock sufficient raw materials to effect a continuous flow of finished goods. The liquidation of component parts other than in the ordinary course of business as finished products, is a speculative arena and typically the liquidating value of components is at substantial discounts (up to 90% discount by brokerage) and thus the realization of inventory costs is highly dependent upon continued business operations.

  Cash utilized in operations was approximately $8.4 million in 1994. During 1993 cash generated from operations exceeded $1.2 million and the restructuring in 1992 was offset by operating asset decreases resulting in cash generated from operations of approximately $2.7 million. In 1994, 1993 and 1992 property purchases were limited to approximately $1.5 million, $1.3 million and $.3 million, respectively. Bank borrowings increased by approximately $23 million in 1994 (of which, approximately $19 million was assumed in acquisitions of businesses), principally utilized to fund acquired assets. Borrowings in 1993 and 1992 were highly variable and did not exceed $3.6 million and $7.6 million, respectively, during those years. In 1994 stock issuances supplemented borrowed resources and were largely required to complete the business acquisitions of AmeriQuest and fund the restructuring. The net effect of these operating, investing and financing cash flows over the three year period ended June 30, 1994 was a positive cash flow, with net cash generated in 1994 and 1993 of $2.2 million and approximately $.3 million, respectively, and with a net cash use of $.9 million in 1992.

  The management of the Company expects to implement a cost reduction and efficiency program for its core distribution operations during fiscal year 1995 in an effort to eliminate the continuing impact of those attributes which created the cash loss from operations of $8.4 million realized in 1994. This program will focus on centralized administrative operations, product procurement efficiencies and a continuing cost/benefit analysis of resource allocation.

   At September 1994, AmeriQuest has working capital lines of credit of over $50 million, including a $20 million facility extended to Robec, Inc. Borrowings under these accounts bear interest at from 1 to 3 percent over the prime rate and are limited to specified percentages of AmeriQuest's eligible accounts receivable (a borrowing base in excess of $20 million) and inventories (a borrowing base of over $20 million).

   AmeriQuest has leased facilities for its U.S. operations with aggregate monthly rental expense of approximately $100,000 at June 30, 1994. Other lease obligations of AmeriQuest aggregate approximately $30,000 per month at June 30, 1994. No material commitments are in place as to required capital expenditures at June 30, 1994.

  In November 1994 the Company entered into an agreement to sell a controlling interest, 51%, of it's common stock to Computer 2000 A.G., a publicly held German company in the same line of business. The aggregate proceeds of $50 million are scheduled for injection to the Company in late 1994 as to $18 million and in September 1995 as to the remaining $32 million. Such proceeds, when coupled with the existing cash and credit resources of the Company, should allow for reasonable continued expansion of the operations of the Company.

   Management believes that its existing product lines will enable AmeriQuest to generate sufficient cash through operations, supplemented by the periodic use of its lines of credit, to finance a continuation of AmeriQuest's existing business over the next twelve months. However, as AmeriQuest continues planned acquisitions, significant cash resources will be required to effect this effort. There is no assurance that required funds for planned acquisitions will be available, or that sufficient funds can either be obtained or if available, that such funds can be secured at commercially acceptable rates or costs.

Proposed Accounting Standards
  The Financial Accounting Standards Board has proposed certain accounting standards which may impact the financial reporting of AmeriQuest in future periods. If adopted, and principally related to post retirement and employment benefits, such proposed standards would not have a material impact on the financial statements of AmeriQuest.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements, notes thereto, and the report of independent public accountants thereon are included herein. Supplementary data, including quarterly financial information, is included following the financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

  The following table sets forth certain information regarding the current directors and officers of AmeriQuest.

NAME                        AGE                              POSITION
- - -------------------------   ---   ---------------------------------------------------------------
Marc L. Werner*              37   Chairman of the Board of Directors
Eric J. Werner*              32   Director
Terren S. Peizer             35   Director
William N. Silvis            67   Director
William T. Walker, Jr.       63   Director
Robert H. Beckett**          61   Director**, President of Robec, Inc.
Harold L. Clark              58   Director, Co-Chairman and Chief Executive Officer
Gregory A. White***          42   Director***, President*** and Chief Operating Officer***
Stephen G. Holmes            48   Director, Secretary/Treasurer and Chief Financial Officer
Carol L. Miltner             52   Executive Vice President--Sales & Marketing
Howard B. Crystal            49   Senior Vice President - Marketing and Purchasing
Peter D. Lytle               37   Senior Vice President--Operations
William F. Gibson III        40   Vice President and Comptroller
Peter S. H. Grubstein        39   Senior Vice President
Irwin A. Bransky             43   President and Chief Executive Officer of AmeriQuest/Kenfil Inc.

- - --------------

*    Messrs. Marc L. Werner and Eric J. Werner are first cousins.
** Mr. Robert H. Beckett will be appointed to the Board at its next meeting pursuant to the Amended and Restated Agreement and Plan of Reorganization dated as of August 11, 1994 (the "Robec Acquisition Agreement") pursuant to which AmeriQuest will acquire Robec, Inc. AmeriQuest is also obligated under the Robec Acquisition Agreement to nominate Mr. Beckett for reelection to the Board of Directors each of the next two years.
*** Mr. White will be appointed to the Board of Directors and elected President and Chief Operating Officer pursuant to the Agreement and Plan of Reorganization dated September 26, 1994 (the "NCD Acquisition Agreement") pursuant to which AmeriQuest will acquire NCD. AmeriQuest is also obligated under the NCD Acquisition Agreement to nominate Mr. White for reelection to the Board of Directors so long as Mr. White is employed by AmeriQuest.

  Marc L. Werner has been employed by Werner Co. since 1986, and currently serves as Treasurer, Chief Financial Officer and Director for Werner Co. and various companies affiliated with Werner Co. Mr. Werner is a Certified Public Accountant, and holds a Bachelor of Science degree in Accounting from Northern Illinois University.

  Eric J. Werner has been employed by Werner Co. since 1988, and currently serves as Secretary, General Counsel and Director for Werner Co. and various companies affiliated with Werner Co. Mr. Werner holds a Bachelor of Science degree in Industrial Engineering from Pennsylvania State University and a Jurisprudence Doctorate degree from Boston University--School of Law.

  Terren S. Peizer is an independent, full-time investor. For the last five years he has been engaged in his investment activities first as President of Financial Group Holdings, Inc. and subsequently as President of Beachwood Financial Company, Inc. Mr. Peizer also serves as a Director of Urethane Technologies, Inc.

  William N. Silvas joined AmeriQuest's Board of Directors in December 1988. He has served as General Manager, Commercial Products Division, of Research and Development Laboratory, Inc. from 1987 to the present. From 1986 to 1987, Mr. Silvis was self-employed as a management consultant for various companies, including AmeriQuest. From 1984 to 1986, Mr. Silvas was Senior Vice President of Sales and Marketing for Gateway Computer, a retail computer products chain. Previously, he had been employed by IBM for 31 years in various sales and management positions.

  William T. Walker, Jr. has been the principal of Walker Associates, a corporate financial consultant for investment banking, since 1985. From 1969 through 1985, he was employed by Bateman Eichler, Hill Richards, a Los Angeles based investment banker, in various capacities, including serving on its Board of Directors and Executive Committee, and as Executive Vice President, Manager of Investment Banking and Chairman of the Underwriting Committee. Mr. Walker has been a Member of the Board of Directors of the Securities Industry Association, a Governor of the Pacific Coast Stock Exchange and has served on the American Stock Exchange Advisory Committee. Mr. Walker also serves as a Director of Go-Video, Inc. and Fortune Petroleum.

  Robert H. Beckett has served as the President and Chief Executive Officer of Robec, Inc. for more than the last five years. Mr. Beckett holds a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnic Institute.

  Harold L. Clark was named President and Chief Executive Officer of AmeriQuest on December 3, 1993. He was appointed to serve as a Director on March 4, 1994. Prior to December 1993 he served as President and Chief Executive Officer of CDS Distribution, Inc., a subsidiary of AmeriQuest, from April 1993 to December 1993. From February 1991 to December 1992, he served as President, Chief Operating Officer and Director of Everex Systems, Inc. ("Everex"). From 1989 through 1991, he served as a computer industry consultant. From 1984 to 1989, he served as the President of Ingram Micro, Inc. Dr. Clark received a B.S. Degree from Bryant College, an MBA from Pepperdine University, and has earned a Doctor of Education Degree from Nova University.

  *Gregory A. White will join AmeriQuest upon the acquisition of NCD by AmeriQuest as a Director and as President and Chief Operating Officer. Mr. White has served as President and Chief Executive Officer of NCD for more than the last five years. Mr. White holds a Master of Science degree in Management Sciences from the University of South Florida.

  Stephen G. Holmes joined AmeriQuest as its Chief Financial Officer, Secretary and Treasurer in January 1992, after serving as a general partner and a managing partner of Arthur Andersen & Co. from 1978 until 1992. Mr. Holmes was appointed to serve as a Director on March 4, 1994. Mr. Holmes was educated at the University of Colorado and the University of Rochester, from which he received a B.S. degree, and is licensed to practice as a CPA in the State of California and other states.

  Carol L. Miltner joined AmeriQuest in December 1993 as Executive Vice President--Sales & Marketing. From April 1991 to December 1993, she conducted her own consulting and seminar business on sales techniques in the computer industry. From April 1989 to April 1991 she served as Senior Vice President of Sales for Merisel. From 1985 to April 1989 she served as Senior Vice President of Sales for Micro D, Inc.

  Howard B. Crystal joined AmeriQuest in July, 1994 as Senior Vice President - Marketing and Purchasing. From October 1992 to July 1994 he served as President of AmeriWats, Inc., a telecommunications company. From February 1991 to July 1993 he served as Senior Vice President - Sales and Marketing for Everex, Inc. From May 1989 to February 1991 he served as Senior Vice President - Sales and Marketing for TechData. Mr. Crystal holds a Bachelor of Science in Electrical Engineering from the New Jersey Institute of Technology and an MBA from Rutgers University.

  Peter D. Lytle joined AmeriQuest in December 1993 as Senior Vice President-- Operations. From 1983 to September 1993 he was employed by InaCom Corporation and its predecessors, where his last position was Regional President/General Manager--California. Mr. Lytle is a Certified Public Accountant and holds a Bachelor of Arts degree in Business Administration with an emphasis in accounting from Western Michigan University.

  William F. Gibson III joined AmeriQuest in June 1988, and since January, 1994 has been the Vice President and Comptroller of AmeriQuest. He is a Certified Public Accountant and holds a Bachelor of Science degree from University of California--Berkeley in Business Administration.

  Irwin A. Bransky founded Kenfil Inc. in 1983 and has been President and Chief Executive Officer of Kenfil Inc. since that time. Mr. Bransky holds a B.S. degree in Business Administration and a master's diploma in Personnel Administration from the Graduate School of University of Witwaterstrand, South Africa.

  Peter S. H. Grubstein served as Chief Operating Officer of Kenfil Inc. from January 1994 until its acquisition was completed on September 12, 1994. Prior to his involvement with Kenfil Inc., he served as President of Grubstein Holdings Ltd., a private equity investment firm. Mr. Grubstein holds a bachelor's degree from Yale College.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------


  The following table provides information concerning the annual and long-term compensation of the Chief Executive Officer of AmeriQuest and each of the four other highest paid executive officers who served as such at the end of fiscal year 1994 for services rendered to AmeriQuest and its subsidiaries in all capacities during the fiscal years 1994, 1993 and 1992.


                                                                         Long-Term               All Other
                                         Annual Compensation/(1)/       Compensation           Compensation
                                         -------------------------     --------------------    ------------
Name and                                                                Stock Option
Principal Position                Year          Salary        Bonus     Awards (shares)/(2)/
- - --------------------------     ---------   --------------   --------   --------------------

Harold L. Clark,                  1994      $134,861/(3)/      -0-      250,000 shs.                -0-
President and                     1993      $ 18,000/(3)/      -0-        -0-                       -0-
Chief Executive                   1992         -0-             -0-        -0-                       -0-
Officer

Carol L. Miltner,                 1994      $ 75,000         $28,125    100,000 shs.                -0-
Executive Vice                    1993         -0-             -0-        -0-                       -0-
President -                       1992         -0-             -0-        -0-                       -0-
Sales and Marketing

Stephen G. Holmes,                1994      $130,819           -0-      100,000 shs.                -0-
Secretary/Treasurer               1993      $100,000           -0-        -0-                       -0-
Chief Financial                   1992      $ 43,590           -0-        -0-
Officer

Michael J. Rusert/(4)/,           1994      $130,050           -0-      100,000 shs.(4)           136,762(4)
Executive Vice                    1993      $104,200         $15,000      -0-                       -0-
President and                     1992      $ 63,859           -0-        -0-                       -0-
Chief Operating Officer

Peter D. Lytle,                   1994      $ 56,139           -0-       40,000 shs.                -0-
Senior Vice                       1993         -0-             -0-        -0-                       -0-
President -                       1992         -0-             -0-        -0-                       -0-
Operations

Jim Farooquee/ (5)/               1994      $ 36,717           -0-        -0-                    $611,602
Former President                  1993      $160,000           -0-        -0-                       -0-
and Chief                         1992      $160,700           -0-        -0-                       -0-
Executive
Officer

_________________________________
(1) In fiscal years 1994 and 1993, no executive officer received perquisites or other personal benefits, securities or property which exceeded the lesser of $50,000 or 10% of such executive officer's salary and bonus. Information with respect to such types of compensation for years prior to fiscal year 1993 is not required to be provided.
(2) Stock options awarded in fiscal 1994 were non-qualified stock options exercisable at $2.00 per share and are subject to the approval of shareholders.
(3) Includes compensation received as a consultant in the applicable period in the amounts of $59,861 and $18,000, respectively.

(4) Michael J. Rusert left AmeriQuest on October 4, 1994. Upon his departure he received a severance payment equal to nine months of salary ($112,500), accrued but unpaid vacation pay ($12,262), the forgiveness of indebtedness ($12,000) and vested, non-qualified stock options exercisable at $2.00 per shares (50,000 options). He was entitled to receive salary for two-years, but elected to forego that right for the severance compensation described above. He will be replaced by Mr. Gregory A. White, currently the President of NCD. See "Item 4A. Executive Officers of the Registrant."
(5) On February 11, 1994, Mr. James Farooquee resigned his position as President and Chief Executive Officer of AmeriQuest in lieu of $750,000 of severance pay, Mr. Farooquee received $200,000 cash and forgiveness of his indebtedness to AmeriQuest in the amount of $411,602. Mr Farooquee also cancelled his claims for continuation of stock options earlier granted and payment of accrued but unpaid vacation time. The parties also executed a Mutual Release of All Claims.


OPTION GRANTS

  The following table provides, as to the Chief Executive Officer and each of the four other highest paid executive officers who served as such at the end of fiscal year 1994, information concerning individual grants of stock options made during fiscal year 1994.

                                               % of Total
                                No. of         Options                                              Potential Realizable Value
                                Securities     Granted to                                           at Assumed Annual Rates
                                Underlying     Employees          Exercise                          of Stock Price Appreciation
                                Options        in Fiscal          Price              Expiration     for Option  Term(1)(2)(3)
                                                                                                   -----------------------------
     Name                       Granted        Year 1994          (per share)           Date         0%         5%        10%
- - -----------------------------   ----------   ---------------     -------------      ------------   ------     ------     ------
     Harold L. Clark             250,000          100%               $2.00            12/3/99       $0        $170,000   $385,000
     Carol L. Miltner            100,000          100%               $2.00            12/3/99       $0        $ 68,000   $154,000
     Stephen G. Holmes           100,000          100%               $2.00            12/3/99       $0        $ 68,000   $154,000
     Michael J. Rusert(4)        100,000          100%               $2.00            12/3/99       $0        $ 68,000   $154,000
     Peter D. Lytle               40,000          100%               $2.00            12/3/99       $0        $ 27,000   $ 62,000
- - -----------------------------

(1) The options granted are non-qualified stock options which vest in 25% increments every 14 months, with the first 25% to vest on February 3, 1995, and every 14 months thereafter.
(2) The potential realizable values shown in these columns illustrate the results of hypothetical annual rates of appreciation compounded annually from the date of grant until the end of the option term, assuming an initial investment equal to the aggregate exercise price shown for the option grant. These amounts are reported net of the option exercise price (which may be paid by delivery of already-owned shares of Common Stock), but before any taxes associated with the exercise or subsequent sale of the underlying shares.
(3) The dollar amounts in these columns are based on the hypothetical annual rates of appreciation noted and are therefore not intended to forecast possible future appreciation, if any, of the price of AmeriQuest's Common Stock. Alternative formulas for determining potential realizable value have not been utilized because AmeriQuest is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. There can be no assurance that the dollar amounts reflected in these columns will be achieved. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions, as well as the executive officer's continued employment through the vesting period.
(4) Michael J. Rusert left AmeriQuest on October 4, 1994. He will be replaced by Mr. Gregory A. White, currently the President of NCD. See "Item 4A. Executive Officers of the Registrant."

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table provides, as to the Chief Executive Officer of AmeriQuest and each of the four other highest paid executive officers who served as such at the end of fiscal year 1994, information concerning unexercised stock options at June 30, 1994. None of the executive officers exercised any stock options during fiscal year 1994.


                                            Number of                             Value of Unexercised
                                        Unexercised Options                     In-the-Money Options at
                                        at June 30, 1994                           June 30, 1994/(1)/
                            ------------------------------------------   -----------------------------------------
Name                            Exercisable         Unexercisable             Exercisable          Unexercisable
- - ------------------------    -------------------   --------------------   -------------------   -------------------

Harold L. Clark,                     -0-          250,000 shs.                      -0-              $343,750
Carol L. Miltner                     -0-          100,000 shs.                      -0-              $137,500
Stephen G. Holmes                   6,667         100,000 shs.                   $13,334             $137,500
Michael J. Rusert/(2)/               -0-          100,000 shs.                      -0-              $137,500
Peter D. Lytle                       -0-           40,000 shs.                      -0-              $ 55,000
- - -----------------------------

(1) Based on the closing price of AmeriQuest's Common Stock on the New York Stock Exchange on June 30, 1994.
(2) Michael J. Rusert left AmeriQuest on October 4, 1994. He will be replaced by Mr. Gregory A. White, currently the President of NCD. See "Item 4A. Executive Officers of the Registrant."


COMPENSATION OF OUTSIDE DIRECTORS

     AmeriQuest pays non-employee Directors $500 per quarter. In addition, non-employee Directors receive $1,000 per year for each committee of which they are a member. AmeriQuest has and will continue to pay the expenses of its non-employee Directors in attending Board meetings. All directors are also eligible to receive stock options as a form of compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended June 30, 1993, AmeriQuest granted options to each of Messrs. Walker and Silvis to purchase 5,000 shares of AmeriQuest's Common Stock at $1.50 per share. Such options were originally due to vest over a three-year period; however, on December 3, 1993 the Board resolved that such options should immediately vest, and be increased to 20,000 shares each exercisable at $1.875 per share. Mr. Silvas has exercised his option in full, but Mr. Walker still holds his option. The proposal to adjust the stock options arrangements in favor of Messrs. Walker and Silvis was proposed by the new directors without regard to any compensation that might be paid to others pursuant to recommendation of the Compensation Committee.

     On March 4, 1994, the independent members of the Board of Directors authorized AmeriQuest to grant five-year, non-qualified stock options to Mr. Terren S. Peizer and Manufacturers Indemnity and Insurance Company of America in the amounts of 400,000 shares and 150,000 shares, respectively, as additional incentive for Messrs. Terren S. Peizer and Marc L. Werner to assist AmeriQuest with its avowed policy of growth by acquisition. The options do not vest until such time as AmeriQuest's operations attain a sales "run rate" of $300 Million per year. The exercise price is $4.50 per share.

     Messrs. Marc L. Werner, Terren S. Peizer and William N. Silvis serve on the Compensation Committee. While there are no "interlocks" between such individuals and other companies with which they are affiliated or associated, AmeriQuest granted options during fiscal 1994 to Mr. Terren S. Peizer and Manufacturers Indemnity and Insurance Company of America, a company affiliated with Mr. Werner, to secure the services of Messrs. Peizer and Werner in connection with the projected efforts they were to expend in assisting AmeriQuest in its acquisition of other companies. For additional information see "Item 13. Certain Relationships and Related Transactions." below, which is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The following table sets forth, as of September 22, 1994, information relating to the beneficial ownership of AmeriQuest's Common Stock by (i) each person known to AmeriQuest to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of AmeriQuest, (ii) each director,
(iii) each of the executive officers for which executive compensation information is provided, and (iv) all directors and executive officers as a group. AmeriQuest knows of no agreements among its shareholders which relate to voting or investment power over its Common Stock.

                                         Beneficial Ownership as of September 22, 1994
                                         ---------------------------------------------
                                         Number of Shares          Percent of Class(8)
                                         ----------------          -------------------

Name and Address of Beneficial Owner
- - ------------------------------------
Chrysler Capital Corporation             1,452,919                      8.45%
225 High Ridge Road
Stamford, Connecticut 06905

Robert H. Beckett                          900,656                      5.24%
425 Privet Road
Horsham, PA 19044

DIRECTORS AND OFFICERS(6)(7)
- - --------------------------------
Marc L. Werner                             615,273(1)*                  3.58%
Eric J. Werner                             541,273(1)*                  3.15%
Terren S. Peizer                           496,000(2)                   2.89%
William N. Silvis                            --0--                       *
William T. Walker, Jr.                      20,000(3)*                   *
Harold L. Clark                              --0--                       *
Stephen G. Holmes                            6,667(4)*                   *
Carol L. Miltner                             --0--                       *
Howard B. Crystal                            --0--                       *
Peter D. Lytle                               --0--                       *
William F. Gibson, III                       5,100(4)                    *
Irwin A. Bransky                           471,579                      2.74%
Peter S.H. Grubstein                       559,595(5)                   3.23%
All officers and directors as
a group (13 persons)(9)                  2,180,214(1)                  12.69%
- - --------------------------------

*    Denotes less than 1%

(1) The Board of Directors of Manufacturers Indemnity and Insurance Company of America is vested with the voting and investment powers relating to the shares of AmeriQuest's Common Stock held by Manufacturers Indemnity and Insurance Company of America. Messrs. Marc L. Werner and Eric J. Werner are also directors of Manufacturers Indemnity and Insurance Company of America, and may accordingly be deemed to have shared voting and investment powers over the 535,273 shares of AmeriQuest Common Stock held by Manufacturers Indemnity and Insurance Company of America. Such shares are reflected in both of their names individually, but are not duplicated in the caption relating to "All Officers and Directors as a Group."

(2) Mr. Terren S. Peizer is the sole shareholder of the corporate general partner of Wendover Financial Company L.P., and may be deemed to have sole voting and investment powers over the 496,000 shares of AmeriQuest Common Stock held by Wendover Financial Company L.P. All such shares are included in the foregoing table.

(3) All of the shares reflected in the name of Mr. Walker are issuable upon exercise of currently exercisable options to purchase Common Stock at $1.50 per share granted to Walker Associates, of which Mr. Walker is the President and Chairman. The shares subject of the option were increased on December 3, 1993 from 10,000 shares to 20,000 shares, and afforded immediate vesting.

(4) Represents stock options currently vested and issuable upon exercise of such options.

(5) The number of shares listed for Mr. Grubstein includes 107,000 shares of AmeriQuest Common Stock issuable in consequence of the assumption by AmeriQuest of Kenfil's obligation under a Warrant issued to Corporate Efficiency Consulting, L.P., a New Jersey limited partnership ("CEC") for 315,000 shares of Kenfil Common Stock.

(6) The address for the executive officers and directors and proposed directors is: 2722 Michelson Drive, Irvine, California 92715.

(7) Each executive officer and director has sole voting and investment power with respect to the shares listed, unless otherwise indicated.

(8) For purposes of determining the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares is divided by the sum of the number of shares of AmeriQuest's Common Stock outstanding on September 22, 1994 (17,181,453 shares) plus the number of shares of Common Stock subject to outstanding stock options and warrants exercisable currently or within 60 days of September 22, 1994 by such person or group, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. Percentages of less than 1% are represented by an asterisk.

(9) Includes 138,667 shares currently vested and issuable upon exercise of outstanding options and warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------


     On March 4, 1994, the independent members of the Board of Directors authorized AmeriQuest to grant five-year, non-qualified stock options to Mr. Terren S. Peizer and Manufacturers Indemnity and Insurance Company of America in the amounts of 400,000 shares and 150,000 shares, respectively, as additional incentive for Messrs. Terren S. Peizer and Marc L. Werner to assist AmeriQuest with its avowed policy of growth by acquisition. The options do not vest until such time as AmeriQuest's operations attain a sales "run rate" of $300 Million per year. The Stock Option Agreements do not define "run rate," but management believes that AmeriQuest has already achieved a level of sales which would satisfy such a test. The exercise price is $4.50 per share.

SEVERANCE ARRANGEMENTS WITH PRECEDING MANAGEMENT

  On February 11, 1994, Mr. James Farooquee resigned his position as President and Chief Executive Officer of AmeriQuest. In lieu of $750,000 of severance pay, Mr. Farooquee received $200,000 cash and forgiveness of his indebtedness to AmeriQuest in the amount of $411,602. Mr. Farooquee also cancelled his claims for continuation of stock options earlier granted and payment of accrued but unpaid vacation time. The parties also executed a Mutual Release of All Claims.

                       _________________________________

  On February 23, 1994, Mr. James D'Jen entered into an Amendment to Employment Agreement which amended his earlier Employment Agreement with AmeriQuest. The Amendment provided for the payment of $150,000 per year through June 30, 1994, only, the immediate vesting of all options earlier granted to Mr. D'Jen (but with a proviso that all such options must be exercised on or before December 31,
1994), and payment of eight weeks of accrued and unpaid vacation time. Such arrangements were in lieu of $495,000 in severance pay.

  AmeriQuest also contracted with Mr. D'Jen to exchange all of the issued and outstanding shares of CMS Enhancements (S) PTE Ltd., a Singapore corporation wholly-owned by AmeriQuest in exchange for 350,000 shares of AmeriQuest Common Stock. On July 8, 1994 Mr. D'Jen delivered 345,091 shares. Upon the receipt of the balance due, AmeriQuest will be divested of this Singapore subsidiary. Sales for the Singapore subsidiary approximate $20 million annually, but do not effectively contribute to AmeriQuest's current strategy where the Singaporean subsidiary had gross margins which averaged only 3% of sales with an approximate break-even on operations.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

(a) Financial Statements and Schedules

     (1)  Financial Statements included in Part II of this Report:

                                                         Page Reference
                                                         --------------

     Report of Independent Public Accountants.........        40
     Balance Sheets at June 30, 1994 and 1993.........        41
     Statements of Operations for each of the
       three years ended June 30, 1994................        42
     Statements of Stockholders' Equity for
        each of the three years ended June 30, 1994...        43
     Statements of Cash Flows for each of
        the three years ended June 30, 1994...........        39
     Notes to Financial Statements....................        46

     (2)  Financial Statement Schedules

     Schedule VIII - Valuation and Qualifying
        Accounts and Reserves.........................        52
     Schedule IX - Short-term Borrowings..............        52


(b) Reports on Form 8-K

  Current Report on Form 8-K dated July 18, 1994 reporting the pending disposition of the Registrant's Singapore subsidiary.

  Current Report on Form 8-K dated September 12, 1994 reporting the acquisition of Kenfil and 50.1% of Robec.

(c) Exhibits

                                 EXHIBIT INDEX
                                 -------------

                                                                                                                   Location of
Exhibit No.                                     Title of Document                           Page No.                 Filing
- - -----------                 -------------------------------------------------------   ------------------   ------------------------
 2.01*                      Amended and Restated Agreement and Plan of                         7                   SEC File 0-18115
                            Reorganization dated as of August 11, 1994 by,                                   Current Report on Form
                            between and among AmeriQuest, Robec and                                        8-K dated Sept. 22, 1994
                            certain principal shareholders of Robec
 2.02*                      Agreement and Plan of Reorganization dated September              50                      Original Form
                            26, 1994 by, between and among AmeriQuest, Ross White                            10-K for June 30, 1994
                            Enterprises, Inc. d/b/a "National Computer Distributors
                            ("NCD") and the shareholders of NCD
 3.01*                      Certificate of Incorporation of AmeriQuest                        85                   SEC File 1-10397
                            as amended                                                                                Original Form
                                                                                                             10-K for June 30, 1994
 3.02*                      By-laws of AmeriQuest                                            189                  SEC File 33-81726
 4.01*                      Reference is made to Exhibits 3.01 and 3.02,
                            the Certificate of Incorporation and Bylaws,
                            which define the rights of security holders
 4.02*                      Specimen Stock Certificate                                       274                 SEC File 33-81726
10.01*                      Loan and Security Agreement dated,                               283                 SEC File 33-81726
                            August 19, 1993, as amended, between
                            AmeriQuest and certain of its subsidiaries
                            and Silicon Valley Bank
10.02*                      Addendum to Agreement for Wholesale                              365                SEC File 33-81726
                            Financing - Flexible Payment
                            Plan dated September 30, 1993 between
                            CDS Distribution Inc. and IBM Credit
                            Corporation
10.03*                      Standard Industrial Lease - Net dated                            402                SEC File 33-81726
                            July 26, 1990, as amended, between AmeriQuest
                            and Varian Associates (successor-in-interest
                            to Koll Center Irvine East)
10.04*                      Amended and Restated Loan and Security Agreement                 118                    Original Form
                            dated as of July 1, 1992 by and between AmeriQuest/                             10-K for June 30, 1994
                            Kenfil Inc. and American National Bank and Trust
                            Company of Chicago
10.05*                      Incentive Stock Option Plan                                                          SEC File  2-96539
10.06*                      Employee Stock Bonus Plan                                                            SEC File 33-23809
10.07                       Form of Employment Agreement for Messrs. Harold L.               332                     Original Form
                            Clark, Stephen G. Holmes, Peter Lytle, William                                  10-K for June 30, 1994
                            F. Gibson, Howard B. Crystal and Ms. Carol L.
                            Miltner
10.08                       Stock Option Agreement dated March 4, 1994                        53                Amendment No. 4 to
                            between AmeriQuest and Terren S. Peizer                                       10-K/A for June 30, 1994
10.09                       Stock Option Agreement dated March 4, 1994                        58                Amendment No. 4 to
                            between AmeriQuest and Manufacturers Indemnity                                10-K/A for June 30, 1994
                            and Insurance Company of America
10.10                       Exchange Agreement between AmeriQuest and Mr.                     62                Amendment No. 4 to
                            James D'Jen for the disposition of CMS Enhancements                           10-K/A for June 30, 1994
21.01                       Subsidiaries of AmeriQuest                                       351                     Original Form
                                                                                                            10-K for June 30, 1994
27.01                       Financial Data Schedule                                           66

24.01                       Powers of Attorney for Messrs.                                   50           First Form 10-K/A filed
                            Marc L. Werner, Eric J. Werner                                                       October 26, 1994
                            Terren S. Peizer, William
                            T. Walker, Jr. and William N. Silvis

_________________________________
* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 3rd day of February, 1995.

                                      AMERIQUEST TECHNOLOGIES, INC.


                                      By:/s/ Harold L. Clark
                                         -------------------------------------
                                         Harold L. Clark, President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                      TITLE                               DATE

/s/ Harold L. Clark                            Co-Chairman of the Board, Chief     February 3, 1995
- - -------------------------------------------    Executive Officer and Director
Harold L. Clark                                (Principal Executive Officer)



/s/ Gregory A. White                           President, Chief Operating          February 3, 1995
- - ----------------------------------------       Officer and Director
Gregory A. White



/s/ Stephen G. Holmes                          Secretary, Treasurer, Chief         February 3, 1995
- - ----------------------------------------       Financial Officer and Director
Stephen G. Holmes                              (Principal Financial and
                                               Accounting Officer)

/s/ Marc L. Werner                             Chairman of the Board               February 3, 1995
- - -----------------------------------------
Marc L. Werner**


/s/ Eric J. Werner                             Director                            February 3, 1995
- - -------------------------------------------
Eric J. Werner**


/s/ Terren S. Peizer                           Director                            February 3, 1995
- - -------------------------------------------
Terren S. Peizer**


/s/ William T. Walker, Jr.                     Director                            February 3, 1995
- - -----------------------------------------
William T. Walker, Jr.**


/s/ William N. Silvis                          Director                            February 3, 1995
- - -------------------------------------------
William N. Silvis**


/s/ Robert H. Beckett                          Director                            February  , 1995
- - ----------------------------------------
Robert H. Beckett



/s/ Harold L. Clark                                      /s/ Stephen G. Holmes
- - -------------------------------------------              ------------------------------------------
Harold L. Clark,*                                        Stephen G. Holmes,**
Attorney-in-Fact                                         Attorney-in-Fact

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriQuest Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of AmeriQuest Technologies, Inc. (a Delaware corporation, formerly CMS Enhancements, Inc.) and subsidiaries (AmeriQuest) as of June 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1994. These financial statements and the schedules referred to below are the responsibility of AmeriQuest's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriQuest Technologies, Inc. and subsidiaries as of June 30, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on page 35 are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    /s/ ARTHUR ANDERSEN LLP
                                                        ARTHUR ANDERSEN LLP

Orange County, California
September 30, 1994

                AmeriQuest Technologies, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                           June 30,                June 30,
(Dollars in thousands)                       1994                    1993
- - ---------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                   $    3,200              $    1,020
  Accounts receivable, less allowances
   for doubtful accounts of $477 and
   $253 as of June 30, 1994 and 1993,
   respectively                              24,708                   7,247
  Inventories                                24,165                   7,000
  Other current assets                        1,627                     450
                                           --------                --------
      Total current assets                   53,700                  15,717
                                           --------                --------

PROPERTY AND EQUIPMENT, NET                   4,078                   2,285
INTANGIBLE ASSETS, NET                        6,490                      --
OTHER ASSETS                                    877                   2,272
                                           --------                --------
                                         $   65,145              $   20,274
                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $   23,408              $    9,138
  Notes payable                              23,059                      --
  Other current liabilities                   2,361                     675
                                           --------                --------
      Total current liabilities              48,828                   9,813
                                           --------                --------

SUBORDINATED NOTES PAYABLE TO
  SHAREHOLDERS                                3,175                   1,550
                                           --------                --------
DEFERRED INCOME TAXES                           267                     267
                                           --------                --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                --                      --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding              --                      --
  Common stock, $.01 par value;
   authorized 30,000,000 shares; issued
   and outstanding, 9,857,779 and
   3,180,710, shares, as of June 30, 1994
   and 1993, respectively                        99                      32
  Additional paid-in capital                 27,345                  15,210
                                           --------                --------
  Accumulated deficit                       (14,569)                 (6,598)
                                           --------                --------
      Total stockholders' equity             12,875                   8,644
                                         $   65,145              $   20,274
                                           ========                ========

The accompanying notes are an integral part of these consolidated balance sheets.

                AmeriQuest Technologies, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollars in thousands, except per share data)      Year Ended June 30,
- - --------------------------------------------------------------------------------
                                            1994          1993          1992
                                          ---------     ---------     ---------
NET SALES                                $   87,593    $   73,082    $  115,053
COST OF SALES                                75,023        61,539       104,007
                                          ---------     ---------     ---------
  Gross profit                               12,570        11,543        11,046
                                          ---------     ---------     ---------

OPERATING EXPENSES
  Selling, general and administrative        14,119        10,274        14,085
  Restructuring charge                        5,700            --         4,500
  Research and development                       25           782         1,508
                                          ---------     ---------     ---------
                                             19,844        11,056        20,093
                                          ---------     ---------     ---------
  Income (loss) from operations              (7,274)          487        (9,047)
                                          ---------     ---------     ---------

OTHER (INCOME) EXPENSE
  Other income                                  (31)          (26)           (6)
  Interest expense                              728           277           582
                                          ---------     ---------     ---------
                                                697           251           576
                                          ---------     ---------     ---------
  Income (loss) before taxes                 (7,971)          236        (9,623)


BENEFIT FOR INCOME TAXES                         --            --          (730)
                                          ---------     ---------     ---------


  Net income(loss)                       $   (7,971)   $      236    $   (8,893)
                                          =========     =========     =========

  Net income (loss) per common share
    and common share equivalent          $    (1.33)   $     0.08    $    (3.04)
                                          =========     =========     =========

  Weighted average shares outstanding     5,973,511     3,060,908     2,921,588
                                          =========     =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                AmeriQuest Technologies, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Additional           Retained
                                                  Common Stock             Paid-In          (Deficit)
                                              -------------------
(Dollars in thousands)                        Shares       Amount          Capital          Earnings
- - ------------------------------------------------------------------------------------------------------
Balances at June 30, 1991                     2,910,149    $   29        $   14,718        $     2,059
Exercise of employee stock options (Note 9)      11,374        --                33                 --
Common stock issued to employees                  4,000        --                 6                 --
Net loss for the year ended
 June 30, 1992                                       --        --                --             (8,893)
- - -------------------------------------------------------------------------------------------------------

Balances at June 30, 1992                     2,925,523        29            14,757             (6,834)
Common stock issued to
 unrelated parties (Note 9)                     143,000         2               286                 --
Common stock issued for
 assets (Note 2)                                100,000         1               149                 --
Exercise of employee stock options (Note 9)      12,187        --                18                 --
Net income for the year ended
 June 30, 1993                                       --        --                --                236
- - -------------------------------------------------------------------------------------------------------

Balances at June 30, 1993                     3,180,710        32            15,210             (6,598)
Common stock issued to
 unrelated parties (Note 9)                   4,905,072        49             9,054                 --
Common stock issued for
 businesses acquired (Note 2)                 1,730,330        17             3,011                 --
Exercise of employee stock options (Note 9)      41,667         1                70                 --
Net loss for the year ended
 June 30, 1994                                       --        --                --             (7,971)

- - -------------------------------------------------------------------------------------------------------
Balances at June 30, 1994                     9,857,779    $   99        $   27,345        $   (14,569)
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                AmeriQuest Technologies, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                           June 30,                June 30,
(Dollars in thousands)                       1994                    1993
- - ---------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                   $    3,200              $    1,020
  Accounts receivable, less allowances
   for doubtful accounts of $477 and
   $253 as of June 30, 1994 and 1993,
   respectively                              24,708                   7,247
  Inventories                                24,165                   7,000
  Other current assets                        1,627                     450
                                           --------                --------
      Total current assets                   53,700                  15,717
                                           --------                --------

PROPERTY AND EQUIPMENT, NET                   4,078                   2,285
INTANGIBLE ASSETS, NET                        6,490                      --
OTHER ASSETS                                    877                   2,272
                                           --------                --------
                                         $   65,145              $   20,274
                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $   23,408              $    9,138
  Notes payable                              23,059                      --
  Other current liabilities                   2,361                     675
                                           --------                --------
      Total current liabilities              48,828                   9,813
                                           --------                --------

SUBORDINATED NOTES PAYABLE TO
  SHAREHOLDERS                                3,175                   1,550
                                           --------                --------
DEFERRED INCOME TAXES                           267                     267
                                           --------                --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                --                      --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding              --                      --
  Common stock, $.01 par value;
   authorized 30,000,000 shares; issued
   and outstanding, 9,857,779 and
   3,180,710, shares, as of June 30, 1994
   and 1993, respectively                        99                      32
  Additional paid-in capital                 27,345                  15,210
                                           --------                --------
  Accumulated deficit                       (14,569)                 (6,598)
                                           --------                --------
      Total stockholders' equity             12,875                   8,644
                                         $   65,145              $   20,274
                                           ========                ========

The accompanying notes are an integral part of these consolidated balance sheets.

Businesses acquired: During 1994, the Company acquired three businesses summarized as follows:


       Fair value of assets acquired                           $ 43,537
       Liabilities assumed                                      (40,459)
       Common stock issued                                       (3,028)
                                                                -------

       Cash paid                                                     50
       Less cash acquired                                          (819)
                                                                -------

       Net cash received from acquisitions                     $   (769)
                                                                =======


The accompanying notes are an integral part of these consolidated financial statements.

                AmeriQuest Technologies, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

1. Summary of Significant Accounting Policies

Basis of consolidation
The consolidated financial statements include the accounts of AmeriQuest Technologies, Inc., a Delaware corporation, (formerly CMS Enhancements, Inc.) and its majority and wholly-owned subsidiaries, collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

Inventories
Inventories consist principally of computer hardware and software held for resale and are stated at the lower of first-in, first-out cost or market. Reserves for inventory obsolescence and slow moving product are provided based upon specified criteria, such as recent sales activity and date of purchase.

Property and equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight line method over estimated useful lives as follows:

Equipment                                          5 years
Furniture and fixtures                             5 years
Leasehold improvements                             Lease term
Vehicles                                           3 to 5 years

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

Intangible assets
The excess of the cost to acquire businesses over the fair value of the net assets acquired and other acquired intangibles are amortized using the straight-line method over ten years from the date of acquisition. The amortization of intangible assets generally relates to the expectation that the underlying value will benefit the Company over a period of years. From time to time, however at least quarterly, the Company assesses the availability of anticipated benefits based upon past performance and future expectations as to undiscounted cash flow.

Market development funds
In general, vendors provide various incentive programs to the Company. The funds received under these programs are determined based on purchases and/or sales of the vendors' product and the performance of certain training, advertising and other market development activities. Revenue associated with these funds is recorded when earned either as a reduction of selling, general and administrative expenses or product cost, according to the specific nature of the program.

Restructuring charge
The costs of transitioning the operations of the Company and thereby substantially altering the ongoing business of the Company are accrued at the time the related decision is made and implementation begun.

Accounting period
In 1994, the Company adopted a policy whereby the Company's fiscal year ends on the Friday closest to June 30. The year ending dates for the past three fiscal years were July 1, 1994, June 30, 1993 and June 30, 1992, respectively. For presentation purposes, all of the aforementioned fiscal year ends are referred to as June 30. The adoption of this new accounting period had no material effect on the accompanying consolidated financial statements.

Sales recognition
Sales are recorded as of the date shipments are made to customers. Sales returns and allowances are reflected as a reduction in sales and reflected in inventory at expected net realizable value. The Company permits the return of products within certain time limits and will exchange returned products. Products that are defective upon arrival are handled on a warranty return basis with the Company's vendors. The Company provides for product warranty and return obligations at the point of sale based on estimated and expected future costs for which a reserve of approximately $1 million was in place at June 30, 1994.

Income taxes
Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." As permitted under these rules, prior year financial statements have not been restated. The change to the liability method of accounting for income taxes had no material effect on the accompanying consolidated financial statements.

Net income (loss) per common share and common share equivalent
Net income (loss) per common share and common share equivalent is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents that increase earnings per share or decrease loss per share were excluded from the computation.

Minority interest
Minority interest reflects the equity position of minority shareholders in those entities in which the Company maintains a majority interest. No minority interest is reflected in the accompanying balance sheets since all such holdings are deemed to be without value.

- - --------------------------------------------------------------------------------
                       In process at June 30, 1994 (completed by September 1994)

Proposed Accounting Standard
The Financial Accounting Standards Board has proposed certain accounting standards which may impact the financial reporting of AmeriQuest in future periods. If adopted, and as principally related to post retirement and employment benefits, such proposed standards would not have a material impact on the financial statements of AmeriQuest.

Reclassifications
Certain amounts in the prior periods have been reclassified to conform to the current year's presentation.

2. Acquisitions
The Company is pursuing a growth through acquisition strategy of acquiring regional distributors with the ultimate goal of creating a national distributor of value added computers, subsystems and peripherals.

The success of this strategy is dependent upon the ability of the Company to effectively consolidate and integrate the operations of the acquired businesses, combine different cultures and obtain adequate financing to complete acquisitions and fund working capital requirements.

Since 1993, the acquisitions of the Company have included:

Completed by June 30, 1993

Vitronix, Inc. ("Vitronix")
As of March 1993, the Company acquired certain assets of Vitronix for common stock of the Company. Vitronix is a distributor computer products and services, specializing in UNIX applications, and is based in Boston, Massachusetts.

Completed by June 30, 1994

Management Systems Group("MSG")
As of December 1993, the Company acquired certain assets and assumed certain liabilities of MSG for common stock of the Company and certain contingent consideration. MSG is a distributor of computer products and services, specializing in systems and networking applications, and is based in Long Island, New York.

Rhino Sales Company ("Rhino")
As of December 1993, the Company acquired the outstanding common stock of Rhino for a combination of cash and common stock of the Company. Rhino is a distributor of computer products and services, specializing in UNIX applications, and is based in Fenton, Michigan.

Kenfil Inc. ("Kenfil")
As of June 1994, the Company acquired 51% of the outstanding common stock of Kenfil for common stock of the Company. Kenfil distributes microcomputer software and is based in Southern California.

Kenfil Inc. ("Kenfil")
As of September 1994, the Company acquired the remaining outstanding 49% of the common stock of Kenfil and converted certain trade and subordinated debt of Kenfil for common and convertible preferred stock of the Company.

Robec, Inc. ("Robec")
As of September 1994, the Company acquired 51% of the outstanding common stock of Robec for common stock of the Company. Robec is a distributor of computer products and services, specializing in systems and UNIX applications, and is based in Horsham, Pennsylvania.

In process at September 1994

Robec, Inc. ("Robec")
The Company proposes to acquire the remaining 49% of outstanding common stock of Robec during 1995.

National Computer Distributors ("NCD")
As of September 1994, the Company entered into an agreement to acquire the outstanding common stock of NCD for cash and common stock of the Company. NCD is a distributor of computer products and services, specializing in systems and connectivity applications, and is based in Fort Lauderdale, Florida. This proposed transaction is expected to be completed in November 1994.

The following summarizes the cost of the Company's acquisitions (dollars in thousands):


                                           Common           Common Stock      Cash
    Company                                Shares Issued    Consideration     Consideration
    -------                                -------------    -------------     -------------

Completed by June 30, 1993
    Vitronix                                  100,000           $  150
                                            ---------            -----

Completed by June 30, 1994
    MSG                                       400,000              700
    Rhino                                     200,000              350           $ 50
    Kenfil,51%                              1,130,330            1,978
                                            ---------            -----
                                            1,730,330            3,028
                                            ---------            -----

Completed by September 1994 (Unaudited)
    Kenfil, 49%                             1,069,670            1,872
    Robec,  51%                             1,402,800            2,455

In process at September 1994 (Unaudited)
    Robec,  49%                             1,397,195
    NCD                                     1,864,767

The accompanying consolidated financial statements do not include the effects of those transactions not completed by June 30, 1994, however, certain pro forma balance sheet information relative to such later transactions is included elsewhere herein.

The acquisitions were accounted for using the purchase method and, accordingly, the financial statements include the results of their operations from the effective acquisition dates. AS to

- - --------------------------------------------------------------------------------
common stock consideration, all such acquisitions are reflected utilizing a per share valuation of $1.75, indicative of management's estimate of the fair value of such shares. This estimate was based on consideration of the more substantial private placements of common stock offerings of the Company, irrespective of the quoted market price of the Company's trading common stock.
Although during fiscal year 1994 the trading range of the common stock of the
Company ranged from a low of $2 to a high of $6 per share, these values are reflective of relatively small trading volumes.

The contingent consideration granted to certain of the former owners of the acquired businesses is dependent upon the attainment of certain defined profit objectives of the acquired companies and consists of the right to acquire common stock of the Company at previously agreed upon prices, additional cash consideration or the issuance of additional common stock. Additional contingent consideration earned in connection with the attainment of the profit objectives, if any, will be reflected as an increase in the excess of cost over the fair value of net assets acquired. As to the specific acquisitions of the Company, such potential contingent common stock and cash consideration is less than $400,000 in the aggregate and is limited to the MSG and Rhino acquisitions.

The following unaudited pro forma combined information shows the results of the Company's operations for the fiscal years ended June 30, 1994 and 1993 as though the MSG, Rhino and Kenfil acquisitions had occurred as of the beginning of those periods (in thousands except per share data):

Year Ended June 30,                  1994          1993
Revenues                         $  241,350    $  289,863
Net income (loss)                   (25,869)        1,920
Net income (loss) per share           (3.22)          .24
Weighted average shares           8,031,710     8,031,710

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place at the beginning of the indicated period or the results that may occur in the future. Furthermore, the pro forma results do not give effect to cost savings which may occur as a result of the consolidation of the acquired companies.

3. Inventories
Inventories consist of the following (in thousands):

June 30,                              1994          1993
- - --------------------------------------------------------------------------------
Finished goods                      $ 19,977      $ 2,747
Raw materials and subassemblies        4,188        4,253
- - --------------------------------------------------------------------------------
                                    $ 24,165      $ 7,000
================================================================================

Inventories are reflected net of reserves of approximately $2.6 million and $3.1 million at June 30, 1994 and 1993, respectively. Inventories do not contain any labor or overhead.

The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while at the same time attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances will fluctuate as the Company adds new product lines and when appropriate, makes large purchases and cash purchases from manufacturers when the terms of such purchases are considered advantageous. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory. In the event of a vendor price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

4. Property and Equipment
Property and equipment consist of the following (in thousands):

June 30,                              1994          1993
- - --------------------------------------------------------------------------------
Equipment                           $  5,106      $ 4,908
Furniture and fixtures                 5,563        2,597
Leasehold improvements                   433          724
                                      11,102        8,229

Less accumulated depreciation and
  amortization                         7,024        5,944
- - --------------------------------------------------------------------------------
                                    $  4,078      $ 2,285
================================================================================

5. Intangible Assets
Intangible assets consists of the following (in thousands):

================================================================================
June 30,                              1994
Excess of cost of businesses
  over fair value of net assets
  acquired                          $  4,091
Distribution rights                    2,400
Other                                    210
Accumulated amortization                 211
- - --------------------------------------------------------------------------------
                                    $  6,490
================================================================================

Represented as to acquiree by (in thousands):

June 30,                              1994
- - --------------------------------------------------------------------------------

Kenfil                               $ 4,308
MSG                                    2,205
Rhino                                    188
- - --------------------------------------------------------------------------------
                                     $ 6,701
================================================================================

The life of each intangible asset category is presumed to be 10 years.

6. Notes Payable
The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $30 million at June 30, 1994. Under these facilities approximately $23 million was drawn at June 30, 1994 with then available but undrawn funds of approximately $7 million. Interest on these credit facilities is based on the published prime rate plus a specified percentage ranging from 1% to 3% (at June 30, 1994 the prime rate was 7.25%). Borrowings under these facilities are

- - --------------------------------------------------------------------------------
limited to a contractual percentage of eligible inventories and receivables. At
June 30, 1994, all inventories and accounts receivable were pledged as collateral under these facilities and the lenders hold liens on substantially all of the other assets owned by the Company. The terms of the lending agreements include certain restrictive covenants which require the maintenance of specified financial covenants generally related to tangible net worth, working capital attributes and total debt to tangible net worth. As of June 30,
1994, the Company was in compliance with these covenants.
As part of the acquisition of Kenfil, the Company assumed certain subordinated note payable obligations of Kenfil totaling $3,175,000 as of June 30, 1994. This amount includes a note payable to a financial institution and notes payable to two stockholders of the Company. Such notes bear interest ranging from 9.5% to
13.91% and were originally payable at various dates through September 22, 1997.
These obligations were settled subsequent to June 30, 1994 through the issuance of the Company's common stock in conjunction with the purchase of the remaining
49% of Kenfil in September 1994.

7. Income Taxes
The benefit for income taxes consists of the following (in thousands):

Year Ended June 30,            1994        1993        1992
- - --------------------------------------------------------------------------------
Currently payable-
  Federal                     $   --      $   --      $ (129)
  State                           --          --          (2)
- - --------------------------------------------------------------------------------
                                  --          --        (131)
- - --------------------------------------------------------------------------------
Deferred taxes-
    Current                       --           7        (124)
    Long-term                     --          (7)       (475)
- - --------------------------------------------------------------------------------
                                  --          --        (599)
- - --------------------------------------------------------------------------------
                              $   --      $   --      $ (730)
================================================================================

The deferred tax asset (liability) of the Company consists of the following (in thousands):

June 30,                            1994            1993
- - --------------------------------------------------------------------------------
Inventory reserves                $   481         $   150
Depreciation                          331             300
Allowance for doubtful accounts       153             100
Other                                (487)           (267)
Net operating loss carryforwards    4,800           1,800
Valuation allowance                (5,545)         (2,350)
- - --------------------------------------------------------------------------------
                                  $  (267)        $  (267)
================================================================================

The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):


Year Ended June 30,               1994            1993           1992
- - --------------------------------------------------------------------------------
Federal tax expense
 (credit) computed at
 statutory rate                $  (3,200)       $   80       $  (3,272)
State taxes, net of
 federal benefit                      --            15               2
Tax (benefit from) earnings of
 foreign operations                   --           (24)             --
Effect of U.S. and foreign
 net operating losses              3,200           (71)          2,540
- - --------------------------------------------------------------------------------
                               $      --        $   --       $    (730)
- - --------------------------------------------------------------------------------

At June 30, 1994, the Company had an income tax operating loss carryforward of in excess of $12 million, which is available to offset earnings in future periods through 2008. The Company acquired approximately $10 million of net operating losses upon completing the acquisition of Kenfil in September 1994, as well as Kenfil's deferred tax assets and liabilities. The benefit of Kenfil's tax attributes are not available until June 1995. The Company and Kenfil experienced "ownership changes" in 1994 for income tax purposes, which changes will result in future annual limitations on the utilization of net operating loss carryforwards.

8.  Commitments and Contingencies
The Company leases its corporate office, warehouse space and certain equipment under operating leases. Future minimum rental commitments for all non-cancellable operating leases at June 30, 1994 are as follows (in thousands):


Year Ended June 30,
- - --------------------------------------------------------------------------------
1995                                                 $     1,049
1996                                                         365
1997                                                          70
1998                                                          18
1999 & thereafter                                              21
- - --------------------------------------------------------------------------------
                                                     $     1,523
================================================================================

Total rental expense under non-cancellable agreements for the years ended June 30, 1994, 1993 and 1992 was approximately $1,083,000, $694,000 and $925,000, respectively.

The Company is from time to time involved in various lawsuits generally incidental to its business operations, primarily collection actions and vendor disputes. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial statements.

The Company is contingently liable at June 30, 1994 under the terms of repurchase agreements with financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under those agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have been immaterial in the past. Sales under these agreements during the years ended June 30, 1994, 1993 and 1992 were approximately $7 million, $6 million, and $12 million, respectively.

9.  Common Stock
Common stock issued to unrelated parties in fiscal 1993 and 1994 follows:


                                                                   Net
Date                Description                 Shares             Proceeds
- - ----                -----------                 ------             --------
February, 1993      Regulation S               143,000             $  288
August, 1993        Regulation S               150,000                348
December, 1993      Change of control        3,400,000              5,305
December, 1993      Debt conversion            521,739              1,500
June, 1994          Regulation S               833,333              1,950
                                             ---------             ------
                                             4,905,072             $9,103
                                             =========             ======

In fiscal 1994, warrants to acquire common stock of the Company were issued to unrelated parties aggregating 416,667 shares, are exercisable at $5 per share (the then quoted market price) and expire in June 1996. Additionally, in fiscal year 1994, the Company issued to a financial institution, warrants to acquire 60,000 shares of common stock of the Company at $2.75 per

- - --------------------------------------------------------------------------------
share (the then quoted market price), expiring in August 1998.  The Company has instituted various stock option plans which authorize the granting of options to key employees, directors, officers, vendors and customers to purchase shares of the Company's common stock.  All grants of options during the years presented have been to employees or directors and were granted at the then quoted market price. A summary of shares available for grant and the options outstanding under the plans are as follows:

                          Shares Available            Options         Price
                               for Grant          Outstanding         Range
- - --------------------------------------------------------------------------------
Balances, June 30, 1991          193,115               91,544     $      3.00
  Options granted               (100,000)             100,000            1.50
  Options exercised                   --              (11,374)           3.00
  Cancelled                       41,385              (41,385)             --
- - --------------------------------------------------------------------------------
Balances, June 30, 1992          134,500              138,782       1.50-3.00
  1993 stock option plan         140,000                   --              --
  Options granted                (73,000)              73,000       2.00-2.50
  Options exercised                   --              (12,187)           1.50
  Cancelled                        6,750               (6,750)           2.50
- - --------------------------------------------------------------------------------
Balances, June 30, 1993          208,250              192,845       1.50-2.50
  1994 stock option plan         250,000                   --              --
  Options granted                (20,000)              20,000       2.38-4.50
  Options exercised                   --              (41,667)      1.50-2.00
  Cancelled                       78,818              (78,818)             --
- - --------------------------------------------------------------------------------
Balances June 30, 1994           517,068               92,360     $ 1.50-4.50
================================================================================

The 92,360 options outstanding are exercisable at varying periods, 72,360 currently and 20,000 through 1996.

Also, during fiscal year 1994 and subject to shareholder approval, the Company granted new management and certain directors options to acquire an aggregate of 650,000 and 550,000 shares of common stock of the Company at exercise prices of $2 and $4.50 (the then quoted market price), respectively. Management options are exercisable at the rate of 25% each 14 months and director options are exercisable upon achievement of a sales run rate of $300 million.

In September 1994, the shareholders approved an increase in the authorized common stock of the Company from 10 to 30 million shares, the effect of which is reflected herein.

10. Settlement with Former Officer
During 1994, in conjunction with the resignation of the Company's president, the Company paid the former president $125,000 in settlement of severance, unpaid vacation pay and other benefits. In addition, the Company also forgave approximately $360,000 in amounts receivable from such officer which represented prior advances and accrued interest.

11. Investments
During 1994, the Company acquired 40% of the common stock of a California based computer distributor in exchange for certain development rights to one of the Company's former product lines. As part of this acquisition the Company is required to make capital contributions up to $200,000 of which $25,000 has been made as of June 30, 1994. The operating activities of such company have not been significant and the Company's investment is recorded under the cost method inasmuch as the Company does not exercise significant influence over the investee company. Specifically, the Company has no seat on the Board of Directors and there is no officer or employee of the Company who serves the investee company in any capacity.

12. Operations
During fiscal years 1992 and 1994, the Company restructured certain of its activities in order to emphasize and streamline its operations, consistent with its core capabilities in value-added distribution. Such restructuring spanned organizational aspects of product and production alignment, market channel and customer delineation, vendor arrangements and personnel capabilities. In 1994 and 1992 AmeriQuest restructured its operations and related charges aggregated $5.7 million and $4.5 million. The components of the restructuring charges for each period presented follow (dollars in thousands):


                                                  Year ended June 30,
                                                -----------------------
                                                1994               1992
                                                ----               ----
   Employee terminations                      $  500             $1,100
   Facilities abandonment                        300                 --
   Discontinued product lines                  4,900              3,400
                                               -----              -----
                                              $5,700             $4,500
                                               =====              =====

Inasmuch as these restructurings were initiated in the middle of each respective fiscal year, the efforts were largely completed by each year end and the related expenditures were largely incurred at those dates. The discontinued product lines related to the then direct manufacture of both personal computers and tape drive storage units utilizing proprietary designs with open architecture to the myriad of compatible personal computing hardware and software available in the marketplace. The restructuring charges consisted of incremental direct costs and such costs were largely incurred and paid in each respective fiscal year, other than for approximately $400,000 which extended through 1995 for the fiscal year 1994 charge.


13. Foreign Sales Information
A summary of the Company's operations by geographic area for the last three years is as follows (in thousands):


Year Ended
June 30, 1994                                U.S.            Far East          Elimination        Consolidated
- - -------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $    62,089        $    25,504        $        --         $    87,593
Transfers between geographic areas             4,107                298             (4,405)                 --
- - -------------------------------------------------------------------------------------------------------------------
Net sales                                $    66,196        $    25,802        $    (4,405)        $    87,593
- - -------------------------------------------------------------------------------------------------------------------
Loss from operations                     $    (7,182)       $       (92)       $        --         $    (7,274)
- - -------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $    62,584        $     2,561        $        --         $    65,145
- - -------------------------------------------------------------------------------------------------------------------


Year Ended
June 30, 1993                                U.S.            Far East          Elimination        Consolidated
- - -------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $    50,342        $    22,740        $        --         $    73,082
Transfers between geographic areas                --              3,086             (3,086)                 --
- - -------------------------------------------------------------------------------------------------------------------
Net sales                                $    50,342        $    25,826        $    (3,086)        $    73,082
- - -------------------------------------------------------------------------------------------------------------------
(Loss) income from operations            $       647        $      (160)       $        --         $       487
- - -------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $    17,170        $     3,104        $        --         $    20,274
- - -------------------------------------------------------------------------------------------------------------------


Year Ended
June 30, 1992                                U.S.            Far East          Elimination        Consolidated
- - -------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $   106,710        $     8,343        $        --         $   115,053
Transfers between geographic areas                --             10,022            (10,022)                 --
- - -------------------------------------------------------------------------------------------------------------------
Net sales                                $   106,710        $    18,365        $   (10,022)        $   115,053
- - -------------------------------------------------------------------------------------------------------------------
Loss from operations                     $    (4,792)       $    (4,418)       $       163         $    (9,047)
- - -------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $    29,848        $     5,850        $   (12,176)        $    23,522
- - -------------------------------------------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
United States sales include export sales of approximately $2.3 million, $2 million and $14.4 million made principally to Europe, Latin America, the Far
East and Canada in fiscal years 1994, 1993 and 1992, respectively.

14. Vendor Transactions
The Company's largest inventory vendor accounted for approximately 20% of the Company's inventory purchases during the year ended June 30, 1994. At June 30, 1994, the Company owned that vendor approximately $4 million. Another vendor accounted for approximately 25% and 22% of purchases for fiscal years 1993 and 1992, respectively. A third vendor accounted for approximately 14% of inventory purchases in fiscal year 1993.

15. Disposition
In July 1994, the Company entered into an agreement to sell its Singapore subsidiary, CMS Enhancements (S) PTE Ltd., ("CMS Singapore") to a former officer and director of the Company. The Company expects to exchange all of the stock of CMS Singapore for 350,000 shares of the Company's previously issued common stock, of which approximately 345,000 shares were received by the Company as of September 1994. The book value of CMS Singapore is approximately $1.5 million and thus no appreciable gain or loss is expected to result upon completion of the transaction. Upon ultimate disposition, the sale will be accorded accounting treatment as a segment of continuing operations and not as the discontinuance of a line of business. However, currently the disposition, while not completed, is the subject of potential litigation, the ultimate resolution of which is not determinable. Such potential litigation relates to whether full consideration was received for the proposed transaction and the Company expects that recision of the sale may be possible.

CMS Singapore is a distributor of commodity disk drives. Sales of this Asian subsidiary approximated $20 million for the year ended June 30, 1994. In the opinion of management, the terms of the transaction were negotiated at "arm's-length" at a point in time that the former officer and director was estranged from the Company.

Results by Quarter (Unaudited)

(In thousands, except per share data)
Fiscal year ended June 30, 1994


                                             First         Second         Third       Fourth
                                           Quarter        Quarter       Quarter      Quarter
Revenues                               $    19,560    $    20,286   $    23,130  $    24,617
Operating income (loss)                $       138    $    (4,878)  $       392  $    (2,926)
Net income (loss)                               62         (4,950)          203       (3,286)
Net income (loss) per common share     $      0.02    $     (0.63)  $      0.03        (0.33)
Common shares outstanding                3,330,710      7,862,516     7,865,916    9,857,779


(In thousands, except per share data)
Fiscal year ended June 30, 1993


                                             First         Second         Third       Fourth
                                           Quarter        Quarter       Quarter      Quarter
Revenues                               $    20,570    $    18,890   $    15,701  $    17,921
Operating Income                       $       129    $       125   $       121  $       112
Net income                             $        51    $        61   $        83  $        41
Net income per common share            $      0.02    $      0.02   $      0.03  $      0.01
Common shares outstanding                2,925,523      2,989,593     2,997,754    3,180,710

Shareholder Information
A copy of the Company's Annual Report on Form 10-K, filed each year with the Securities and Exchange Commission, may be obtained by shareholders without charge. Such request or any additional request for financial information should be addressed to Investor Relations Department, AmeriQuest Technologies, Inc., 2722 Michelson Drive, Irvine, CA 92715, 714/222-6000.

Market Information
The Company's common stock is traded on the New York Stock Exchange under the symbol AQS. The range of high and low transaction prices for the common stock as reported by the New York Stock Exchange for fiscal 1994 and 1993, are as follows:


Fiscal 1994
Quarter
Ended            High         Low
Sep. 30, 1993   3 1/4           2
Dec. 31, 1993   5 3/4       2 1/2
Mar. 31, 1994       6       4 1/8
Jun. 30, 1994   4 1/8           3


Fiscal 1993
Quarter
Ended            High         Low
Sep. 30, 1992   2 1/4       1 1/4
Dec. 31, 1992   3 3/4       1 1/2
Mar. 31, 1993   3 3/8           2
Jun. 30, 1993   3 5/8           2

There were 849 shareholders of record as of June 30, 1994. The Company has not paid cash dividends and does not expect to declare or pay cash dividends in the foreseeable future.


Annual Meeting of Shareholders
Monday, December 12, 1994, 2:00 p.m.
AmeriQuest Technologies, Inc.
2722 Michelson Drive, Irvine, CA 92715, 714/222-6000

                                                                   SCHEDULE VIII

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (Dollars in Thousands)

                                                     Additions
                                      Balance at     Charged to    Deductions-      Balance
                                      Beginning       Cost and      Accounts         at End
       Descriptions                   of Period       Expenses     Written Off     of Period
       ------------                   ----------     ----------    -----------     ---------
Allowance for Doubtful Accounts:
  July 1, 1991 to June 30, 1992       $      441     $      591    $       629     $     403
                                      ==========     ==========    ===========     =========
  July 1, 1992 to June 30, 1993       $      403     $      328    $       478     $     253
                                      ==========     ==========    ===========     =========
  July 1, 1993 to June 30, 1994       $      253     $      577    $       353     $     477
                                      ==========     ==========    ===========     =========

Inventory Reserve:
  July 1, 1991 to June 30, 1992       $    8,657     $    3,388    $     4,620     $   7,425
                                      ==========     ==========    ===========     =========
  July 1, 1992 to June 30, 1993       $    7,425     $      633    $     4,962     $   3,096
                                      ==========     ==========    ===========     =========
  July 1, 1993 to June 30, 1994       $    3,096     $    1,714    $     2,177     $   2,633
                                      ==========     ==========    ===========     =========


                                                                     SCHEDULE IX

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                            (Dollars in Thousands)

                                                                                              Weighted
                                                                     Maximum      Average     Average
      Category of                                     Weighted       Amount       Amount      Interest
      Aggregate                           Balance     Average      Outstanding  Outstanding     Rate
      Short-term                         at End of    Interest      During the   During the  During the
      Borrowings                          Period        Rate          Period       Period      Period
      -----------                        ---------    --------     -----------  -----------  ----------
Bank Notes Payable:
  July 1, 1991 to June 30, 1992          $   1,714      10.99%     $     7,570  $     3,494      14.38%
                                         =========      ======     ===========  ===========      ======
  July 1, 1992 to June 30, 1993          $       0      10.04%     $     3,610  $       714      34.08%
                                         =========      ======     ===========  ===========      ======
  July 1, 1993 to June 30, 1994          $  23,059       8.05%     $    24,652  $    12,144       6.79%
                                         =========      ======     ===========  ===========      ======