Form 10-Q/A
period 1994-09-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-02-07
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1994

Commission File Number 1-10397



                         AmeriQuest Technologies, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                     33-0244136
- --------------------------------------          --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                         Identification No.)

2722 Michelson Drive, Irvine, CA                             92715
- ---------------------------------------         --------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number:                           (714) 222-6000

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

       Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ----     ----

       At September 30, 1994 there were 17,136,935 shares of the Registrant's Common Stock outstanding.

                               AmeriQuest Technologies, Inc.


                                           INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Statement Regarding Financial Information ...........................    3

      Consolidated Condensed Balance Sheets
         September 30, 1994 and June 30, 1994 .............................    4

      Consolidated Condensed Statements of Income
         Three Months Ended September 30, 1994 and 1993 ...................    5

      Consolidated Condensed Statements of
         Cash Flows - Three Months Ended
         September 30, 1994 and 1993 ......................................  6-7

      Consolidated Statements of Shareholders' Equity
         September 30, 1994 ...............................................    8

      Notes to Consolidated Condensed Financial
         Statements - September 30, 1994 .................................. 9-11

   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations..................12-13



PART II. OTHER INFORMATION ................................................   14



SIGNATURES ................................................................   15

                         AMERIQUEST TECHNOLOGIES, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994

               PART I.  STATEMENT REGARDING FINANCIAL INFORMATION


          The financial statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. (The "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange Commission.

                         AMERIQUEST TECHNOLOGIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars in thousands)                               September 30,    June 30,
                                                        1994            1994
- ------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                                   $  1,378    $   3,200
  Accounts receivable, less
    allowances for doubtful
    accounts of $452 and $477                              42,687       24,708
    as of September 30, 1994 and June 30,
    1994, respectively
  Inventories                                              47,291       24,165
  Other current assets                                      1,668        1,627
                                                         --------     --------
                                                           93,024       53,700

PROPERTY AND EQUIPMENT, NET                                 5,831        4,078
INTANGIBLE ASSETS, NET                                      6,426        6,490
OTHER ASSETS                                                1,449          877
                                                         --------     --------
                                                         $106,730     $ 65,145
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $ 29,722     $ 23,408
  Notes payable                                            43,211       23,059
  Other current liabilities                                 5,358        2,361
                                                         --------     --------
    Total current liabilities                              78,291       48,828

SUBORDINATED NOTES PAYABLE                                      -        3,175
                                                         --------     --------
DEFERRED INCOME TAXES                                         267          267
                                                         --------     --------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
    authorized 30,000,000 shares; issued
    and outstanding, 17,136,935 and
    9,857,779 shares, respectively                            171           99
  Additional paid-in capital                               43,683       27,345
  Retained deficit                                        (15,682)     (14,569)
                                                         --------     --------
    Total stockholders' equity                             28,172       12,875
                                                         --------     --------
                                                         $106,730     $ 65,145
                                                         ========     ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

(Dollars in thousands)
                                             Three Months Ended September 30,
                                             --------------------------------
                                                 1994                1993
                                             --------------------------------

NET SALES                                    $    49,476           $   19,560
COST OF SALES                                     44,704               16,394
                                             -----------           ----------
  Gross profit                                     4,772                3,166
                                             -----------           ----------

OPERATING EXPENSES
  Selling, general and administrative              5,222                2,978
  Research and development                             3                   50
                                             -----------           ----------
                                                   5,225                3,028
                                             -----------           ----------
  Income (loss) from operations                     (453)                 138
                                             -----------           ----------

OTHER (INCOME) EXPENSE
  Other (income) expense                             (67)                   2
  Interest expense                                   727                   74
                                             -----------           ----------
                                                     660                   76
                                             -----------           ----------

  Net income(loss)                           $   ( 1,113)          $       62
                                             ===========           ==========
  Net income(loss) per common share and
       common stock equivalent               $     (0.10)          $     0.02
                                             ===========           ==========

       Weighted average shares                11,622,873            3,341,373
                                             ===========           ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 Three Months Ended September 30,
                                                                                                ---------------------------------
(Dollars in thousands)                                                                                     1994         1993
- ---------------------------------------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities
Net income (loss)                                                                                 $      (1,113)     $    62
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                                                             589          246
  Provision for losses on accounts receivable                                                               127          (67)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                                           (2,269)      (1,380)
    (Increase) decrease in inventories and other                                                         (7,138)        (781)
    (Increase) decrease in other assets                                                                     (40)        (333)
    Increase (decrease) in accounts payable and other                                                       841          885
- ---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                      (9,003)      (1,368)
- ---------------------------------------------------------------------------------------------------------------------------------

Cash Flow from Investing Activities
  Purchases of property and equipment                                                                      (383)        (124)
  Net cash received from acquisition of business                                                            302            -
- ---------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                                                     (81)        (124)
- ---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from line of credit borrowings                                                                37,685       16,607
  Principal payments on line of credit and capital leases                                               (31,758)     (15,387)
  Proceeds from sale of common stock                                                                      1,335          200
- ---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                       7,262        1,420
- ---------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                                              (1,822)         (72)
Cash-beginning of the year                                                                                3,200        1,020
- ---------------------------------------------------------------------------------------------------------------------------------
Cash-end of the year                                                                              $       1,378      $   948
- ---------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
Interest on line of credit:  During the periods ending September 30, 1994 and
                             1993, the Company paid interest costs of $727,000
                             and $74,000, respectively.
Income Taxes:                During the periods ending September 30, 1994 and
                             1993, the Company made no tax payments.

The accompanying notes are an integral part of these consolidated financial statements.

Business acquired: During the first quarter of 1995, the Company acquired businesses summarized as follows:

        Fair value of assets acquired                                 34,595
        Liabilities assumed                                          (19,520)
        Common stock issued                                          (15,075)
                                                                    ---------

        Cash paid                                                          0
        Less cash acquired                                               302
                                                                    ---------

        Net cash received from acquisition                              (302)
                                                                    =========

                         AMERIQUEST TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                              September 30, 1994
                                  (UNAUDITED)

                                                                                       Additional        Retained
                                                                 Common Stock           Paid-in          (Deficit)
(Dollars in thousands)                                       Shares      Amount         Capital           Earnings
- ------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1992                                   2,925,523    $ 29           14,757            $ (6,834)
Common stock issued to unrelated parties                      143,000       2              286                   -
Common stock issued for acquisitions                          100,000       1              149                   -
Exercise of employee stock options                             12,187       -               18                   -
Net income for the year ended June 30, 1993                         -       -                -                 236
- ------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1993                                   3,180,710    $ 32           15,210            $ (6,598)
Common stock issued to unrelated parties                    4,905,072      49            9,054                   -
Exercise of employee stock options                             41,667       1               70                   -
Common stock issued for acquisitions                        1,730,330      17            3,011                   -
Net (loss) for the year ended June 30, 1994                         -       -                -              (7,971)
- ------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1994                                   9,857,779    $ 99          $27,345            $(14,569)
Common stock issued to unrelated parties (Note 4)             532,000       5            1,325                   -
Exercise of employee stock options                              3,700       -                5                   -
Common stock issued for acquisitions (Note 3)               6,743,456      67           15,008                   -
Net (loss) for the three months ended                               -       -                -              (1,113)
  September 30, 1994
- ------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1994                              17,136,935   $171          $43,683            $(15,682)
- ------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994


1)  MANAGEMENT OPINION

     In the opinion of management, the consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

2)  EARNING PER SHARE

     Primary earnings per common share and common share equivalent were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the quarter. Common stock equivalents include the number of common shares issuable on exercise of the outstanding warrants and stock options less the number of shares that could have been purchased with the proceeds from the exercise of such warrants or options based on the average price of the Company's common stock during the quarter. Fully diluted earnings per common share was immaterial. Common stock equivalents that increase earnings per share or decrease loss per share were excluded from the computation.

3)  ACQUISITIONS

     The Company is pursuing a growth through acquisition strategy of acquiring regional distributors with the ultimate goal of creating a national distributor of value added computers, subsystems and peripherals.

     The success of this strategy is dependent upon the ability of the Company to effectively consolidate and integrate the operations of the acquired businesses, combine different business cultures and obtain adequate financing to complete acquisitions and fund working capital requirements.

     Since 1993, the acquisitions of the Company have included:

     COMPLETED BY JUNE 30, 1993

     Vitronix, Inc. ("Vitronix")

     As of March 1993, the Company acquired certain assets of Vitronix for common stock of the Company. Vitronix is a distributor of computer products and services, specializing in UNIX applications, and is based in Boston, Massachusetts.

     COMPLETED BY JUNE 30, 1994

     Management Systems Group ("MSG")

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

     IN PROCESS AT JUNE 30, 1994 (COMPLETED BY SEPTEMBER 30, 1994)

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

     IN PROCESS AT SEPTEMBER 1994

     Robec, Inc. ("Robec")
     The Company proposes to acquire the remaining 49% of the outstanding common stock of Robec during 1995.

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

    The following summarizes the cost of the Company's acquisitions (dollars in thousands):


                                         Common Shares   Common Stock
Company                                     Issued       Consideration   Cash Consideration
- -------                                  -------------   -------------   ------------------

   Completed by June 30, 1994
      MSG                                      400,000      $      700
      Rhino                                    200,000             350           $50
      Kenfil, 51%                            1,130,330           1,978
                                             ---------      ----------
                                             1,730,330           3,028
                                             ---------      ----------

   Completed by September 30, 1994
      Kenfil, 49%                            1,046,254           2,400
      Robec, 51% including minority          1,402,805           5,160
      Kenfil, vendors                        2,400,037           4,200
      Kenfil, debt conversion                1,894,360           3,315
                                             ---------      ----------
                                             6,743,456          15,075
                                             ---------      ----------

   In process at September 30, 1994
      Robec, 49%                             1,397,195
      NCD                                    1,864,767


   The acquisitions were accounted for using the purchase method and, accordingly, the financial statements include the results of their operations from the effective acquisition dates. As to common stock consideration, all such acquisitions are reflected utilizing a per share valuation of $1.75, indicative of the underlying book value of the Company and the cash value of the more substantial private placements of common stock offerings of the Company, irrespective of the quoted market price of the Company's trading common stock.

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

4) COMMON STOCK

   Common stock issued to unrelated parties during the quarter ended September 30, 1994 consisted of 532,000 common shares issued to Computer 2000 AG, a publicly traded German company, for cash proceeds of $1,330,000.

   In November 1994 the Company entered into an agreement to sell a controlling interest, 51%, of it's common stock to Computer 2000. The aggregate proceeds of $50 million are scheduled for receipt by the Company in late 1994 as to $18 million and in September 1995 as to the remaining $32 million. Such proceeds, when coupled with the existing cash and credit resources of the Company, should allow for reasonable continued expansion of the operations of the Company.

5) RESTATEMENT

   For the quarter ended September 30, 1994, the Company originally reported a loss of $413,000, which in February, 1995 was increased by $700,000 for a restated loss of $1,113,000.


ITEM 2. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

SUMMARY

The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                      Percent of Net Sales
                                     ----------------------
                                       Three Months Ended
                                         September 30,
                                       1994         1993
                                     ---------   ----------
Net sales                               100.0%       100.0%

Cost of sales                            90.4%        83.8%

Gross profit                              9.6%        16.2%

Selling, general and
   administrative                        10.6%        15.5%

Interest and other expense, net           1.3%         0.4%

Net income (loss)                        -2.2%         0.3%


AmeriQuest is following a business strategy of growth by acquisition, consistent with the consolidation that is occurring in the maturing personal computer marketplace. This strategy creates the following risks involving the ability to successfully:

. Consolidate the operations of previously unaffiliated businesses, some of which were unprofitable

. Combine the business cultures of diverse operations

. Obtain adequate capital resources to complete acquisitions and working capital required for continuing operations

The following reflects the net changes in each specified account as regards the implementation of the business strategy of the Company.


                              Increase (Decrease) During
                             Quarter Ended September 30,
                              Compared to June 30, 1994
                             ----------------------------

Sales
  Due to acquisitions                   20,817
  Continuing operations                  4,042
  Restructuring                              -
  Net change                            24,859

Gross Profit
  Due to acquisitions                    1,913
  Continuing operations                    (79)
  Restructuring                              -
  Net change                             1,834

Operating Expenses
  Due to acquisitions                    1,845
  Continuing operations                 (2,483)
  Net change                            (1,338)

Other (Income) Expense
  Due to acquisitions                     (357)
  Continuing operations                    (57)
  Restructuring                              -
  Net change                               300

Net Income
  Due to acquisitions                     (289)
  Continuing operations                  2,461
  Net change                             2,782


The working capital for these changes has generally been provided by bank credit line facilities and the issuance of common stock as to acquisitions.

RESULTS OF OPERATIONS

For the three months ended September 30, 1994, net sales increased appreciably as contrasted to the same period in the prior year due to the operational activities resulting from the acquisition of MSG, Rhino, Kenfil and Robec, which were not owned and thus not included in the operations of the Company at September 30, 1993.

An aggregate warranty and returns reserve of approximately $1 million is reflected in the balance sheet of AmeriQuest at September 30, 1994. Inasmuch as the Company began its distribution operations in December 1993, the effect of market development funds received through September 30, 1994 was not significant.

Costs of sales as a percentage of net sales increased significantly for the three months ended September 30, 1994, when compared to the same period one year ago principally since the operations of the acquired businesses are distribution oriented with lower margins than those achieved by the value added storage operations in which the Company was engaged in 1993 and which operations continue but represents a much lower portion of consolidated operations.

Selling, general and administrative costs as a percentage of net sales decreased for the three months ended September 30, 1994 when compared to the same period one year ago, principally because the acquired operations of the Company require less selling and administrative support than the operations in place a year ago.

Interest expense increased substantially for the three months ended September 30, 1994, when compared to the same period one year earlier, reflecting the increased financing associated with the acquired operations.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations, sales of common stock and bank borrowings. At September 30, 1994, the Company had $1.4 million in cash, and had borrowed approximately $43.2 million against its existing lines of credit. The Company's continued product distribution emphasis and proposed expansion will require substantial additional capital resources.
At September 30, 1994, AmeriQuest has working capital lines of credit of over $50 million, including a $20 million facility extended to Robec, Inc.
Borrowings under these facilities bear interest at from 1 to 3 percent over the prime rate and are limited to specified percentages of AmeriQuest's eligible accounts receivable (a borrowing base in excess of $20 million) and inventories (a borrowing base of over $20 million).

The management of the Company expects to implement a cost reduction and efficiency program for its core distribution operations during fiscal year 1995 in an effort to eliminate the continuing impact of those attributes which created the cash loss from operations of $8.4 million realized in 1994. This program will focus on centralized administrative operations, product procurement efficiencies and a continuing cost/benefit analysis of resource allocation. No material commitments are in place as to required capital expenditures at September 30, 1994.

As AmeriQuest introduced products which carry higher gross margins than do the commodity products which historically accounted for much of AmeriQuest's revenues, available working capital was invested in higher levels of inventories in fiscal year 1994 and 1995.


                                       Quarter ended September 30,
                                         (Dollars in thousands)

                                          1994            1993
                                         -------         ------
Inventory at September 30,
net of reserve                           $42,687         $8,695
                                         -------         ------

   Beginning balance                       2,633          7,600
   Charged to expense                        868            150

   Deductions from disposition                 -           (500)
                                         -------         ------

   Ending balance                        $ 3,501         $7,250
                                         -------         ------


Thus the inventory reserve decreased during fiscal year 1994 due to the liquidation of aged inventory and at the same time inventories increased appreciably in fiscal 1995 related to the inventory stock of acquired businesses, recorded net of any valuation reserve and thus any former reserves are not reflected per se. As to receivables, those accounts of acquired businesses are reflected at the date of acquisition at amounts expected to be collected, without reserves established as a separate item and thus during fiscal year 1995 the appreciable increase in acquired accounts receivable is not matched with a proportionate increase in the collectibility reserve.

In November 1994 the Company entered into an agreement to sell a controlling interest, 51%, of it's common stock to Computer 2000 AG, a publicly held German company in the same line of business. The aggregate proceeds of $50 million are scheduled for receipt by the Company in late 1994 as to $18 million and in September 1995 as to the remaining $32 million. The $32 million investment is contingent upon a number of conditions, including AmeriQuest's meeting certain monthly and cumulative after-tax operating profitability conditions during the first half of calendar 1995. If AmeriQuest does not meet these profitability conditions, Computer 2000 will have the option to make the $32 million investment. Such proceeds, when coupled with the existing cash and credit resources of the Company, should allow for reasonable continued expansion of the operations of the Company.

Management believes that its existing product lines will enable AmeriQuest to generate sufficient cash through operations, supplemented by the periodic use of its lines of credit, to finance a continuation of AmeriQuest's existing business over the next twelve months. However, as AmeriQuest continues planned acquisitions, significant cash resources will be required to effect this effort. There is no assurance that required funds for planned acquisitions will be available, or that sufficient funds can either be obtained or if available, that such funds can be secured at commercially acceptable rates of costs.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------
          None

Item 2.   Changes in Securities.
          ----------------------
          None.

Item 3.   Defaults upon Senior Securities.
          --------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------
          None.

Item 5.   Other Information.
          ------------------
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits
                None
          (b)   Reports on Form 8-K
                None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AMERIQUEST TECHNOLOGIES, INC.
                                         -----------------------------
                                         (Registrant)


Date:  February 5, 1995                  By: /s/  HAROLD L. CLARK
      -----------------                     -----------------------------------
                                            Harold L. Clark
                                            Chief Executive Officer


Date:  February 5, 1995                  By: /s/  STEPHEN G. HOLMES
      -----------------                     -----------------------------------
                                            Stephen G. Holmes
                                            Chief Financial Officer