Form 10-Q
period 1994-12-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-02-15
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended December 30, 1994

Commission File Number 1-10397



                         AmeriQuest Technologies, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                        33-0244136
- ---------------------------------------         --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

   2722 Michelson Drive, Irvine, CA                        92715
- ---------------------------------------         --------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number:                        (714) 222-6000


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

       At December 30, 1994 there were 20,974,736 shares of the Registrant's Common Stock outstanding.

                      AmeriQuest Technologies, Inc.


                                  INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Statement Regarding Financial Information .................     3

      Consolidated Condensed Balance Sheets
         December 30, 1994 and June 30, 1994 ....................     4

      Consolidated Condensed Statements of Income
         Three and Six Months Ended December 30,
         1994 and 1993...........................................     5

      Consolidated Condensed Statements of
         Cash Flows - Six  Months Ended
         December 30, 1994 ......................................     6

      Consolidated Statements of Shareholders' Equity
         December 30, 1994.......................................     7

      Notes to Consolidated Condensed Financial
         Statements - December 30, 1994 .........................  8-12

   Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations........ 13-15


PART II. OTHER INFORMATION ......................................    16


SIGNATURES ......................................................    17

                         AMERIQUEST TECHNOLOGIES, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 30, 1994

               PART I.  STATEMENT REGARDING FINANCIAL INFORMATION


          The financial statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. (The "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the Annual Report on Form 10-K/A for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange Commission.

                         AMERIQUEST TECHNOLOGIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars in thousands)                    December 30,             June 30,
                                              1994                   1994
- ------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                    $       4,407          $      3,200
  Accounts receivable, less
    allowances for doubtful
    accounts of $1,227 and $452                  66,781                24,708
    as of December 30, 1994 and June 30,
    1994, respectively
  Inventories                                    79,944                24,165
  Other current assets                            2,774                 1,627
                                           -------------          ------------
    Total current assets                        153,906                53,700

PROPERTY AND EQUIPMENT, NET                       7,114                 4,078
INTANGIBLE ASSETS, NET                           20,086                 6,490
OTHER ASSETS                                      1,279                   877
                                           -------------          ------------
                                          $     182,385          $     65,145
                                           =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $      58,762          $     23,408
  Notes payable                                  72,706                23,059
  Other current liabilities                       4,047                 2,361
                                           -------------          ------------
    Total current liabilities                   135,515                48,828
                                           -------------          ------------

LONG-TERM OBLIGATIONS                             1,029                   267
                                           -------------          ------------
SUBORDINATED NOTES PAYABLE                       18,000                 3,175
                                           -------------          ------------
MINORITY INTEREST                                 1,178                     -
                                           -------------          ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
    authorized 30,000,000 shares; issued
    and outstanding, 20,974,736 and
    9,857,779 shares, respectively                  210                    99
  Additional paid-in capital                     48,143                27,345
  Retained deficit                              (20,565)              (14,569)
  Receivables from affiliates                    (1,125)                    -
                                           -------------          ------------
    Total stockholders' equity                   26,663                12,875
                                           -------------          ------------
                                          $     182,385          $     65,145
                                           =============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

(Dollars in thousands)                                      Three Months Ended                               Six Months Ended
                                                                December 30,                                     December 30,
                                              -------------------------------------------------------------------------------------
                                                         1994                    1993                     1994                1993
                                              -------------------------------------------------------------------------------------
NET SALES                                   $        123,529          $       20,286          $       173,005       $      39,846
COST OF SALES                                        117,052                  16,666                  161,756              33,060
                                              ---------------           --------------         ---------------       --------------
  Gross profit                                         6,477                   3,620                   11,249               6,786

OPERATING EXPENSES
  Selling, general and administrative                  9,423                   3,498                   14,648               6,527
  Restructuring charge                                     -                   5,000                        -               5,000
                                              ---------------           --------------         ---------------       --------------
                                                       9,423                   8,498                   14,648              11,527
                                              ---------------           --------------         ---------------       --------------
  (Loss) from operations                              (2,946)                 (4,878)                  (3,399)             (4,741)

OTHER (INCOME) EXPENSE
  Other (income) expense                                 349                     (47)                     282                  11
  Interest expense                                     1,588                     119                    2,315                 137
                                              ---------------           --------------         ---------------       --------------
                                                       1,937                      72                    2,597                 148
                                              ---------------           --------------         ---------------       --------------
  Net (loss)                                $        (4,883)          $       (4,950)         $        (5,996)      $      (4,889)
                                              ===============           ==============         ===============       ==============

  Net (loss) per common share and common
       stock equivalent (Note 2)            $          (0.25)         $        (1.07)         $         (0.39)      $       (1.24)
                                              ===============           ==============         ===============       ==============

       Weighted average shares                    19,834,322               4,607,198               15,458,468           3,935,530
                                              ===============           ==============         ===============       ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMERIQUEST TECHNOLOGIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months Ended December 30,
                                                                  ------------------------------
(Dollars in thousands)                                                         1994         1993
- -----------------------------------------------------------------------------------------------------
Cash Flow from Operating Activities
Net (loss)                                                            $      (5,996)   $  (4,889)
Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                               1,094          513
  Provision for losses on accounts receivable                                 1,514          (88)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               (9,182)      (1,849)
    (Increase) decrease in inventories and other                            (14,194)      (2,568)
    (Increase) decrease in other assets                                         600        1,502
    Increase (decrease) in accounts payable and other                       (10,058)          63
- -----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         (36,222)      (7,316)
- -----------------------------------------------------------------------------------------------------
Cash Flow from Investing Activities
  Purchases of property and equipment                                        (1,047)        (582)
  Net cash paid for acquisition of businesses                                (1,973)         (50)
- -----------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                      (3,020)        (632)
- -----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from line of credit borrowings, net                               17,512        2,195
  Proceeds from subordinated debt, less refundings                           18,000            -
  Proceeds from sale of common stock                                          4,937        5,984
- -----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    40,449        8,179
- -----------------------------------------------------------------------------------------------------
Increase ( decrease) in cash                                                  1,207          231
Cash-beginning of the year                                                    3,200        1,020
- -----------------------------------------------------------------------------------------------------
Cash-end of the year                                                  $       4,407 $      1,251
- -----------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
Interest on line of credit:  During the periods ended December 30, 1994 and
                             1993, the Company paid interest costs of
                             $2,315 and $137, respectively.
Income taxes:                During the periods ended December 30, 1994 and
                             1993, the Company made no tax payments.

Businesses acquired: During the period ended December 30, 1994, the Company acquired businesses summarized as follows (dollars in thousands):

  Fair value of assets acquired    $     96,474
  Liabilities assumed                   (77,998)
  Common stock issued                   (14,847)
                                    ------------
  Cash paid                               3,629
  Less cash acquired                     (1,656)
                                    ------------
  Net cash paid for acquisitions   $      1,973
                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                               December 30, 1994
                                  (UNAUDITED)

                                                                                     Additional      Retained
                                                           Common Stock              Paid-in         (Deficit)
(Dollars in thousands)                                  Shares       Amount          Capital          Earnings
- ---------------------------------------------------------------------------------------------------------------
Balances at June 30, 1992                                 2,925,523   $  29           14,757         $  (6,834)
Common stock issued to unrelated parties                    143,000       2              286                 -
Common stock issued for acquisitions                        100,000       1              149                 -
Exercise of employee stock options                           12,187       -               18                 -
Net income for the year ended June 30, 1993                       -       -                -               236
- ---------------------------------------------------------------------------------------------------------------

Balances at June 30, 1993                                 3,180,710   $  32           15,210         $  (6,598)
Common stock issued to unrelated parties                  4,905,072      49            9,054                 -
Exercise of employee stock options                           41,667       1               70                 -
Common stock issued for acquisitions                      1,730,330      17            3,011                 -
Net (loss) for the year ended June 30, 1994                       -       -                -            (7,971)
- ---------------------------------------------------------------------------------------------------------------

Balances at June 30, 1994                                 9,857,779   $  99          $27,345         $ (14,569)
Common stock issued to related parties (Note 4)           2,588,400      26            6,006                 -
Exercise of employee stock options                           20,334       -               30                 -
Common stock issued for acquisitions (Note 3)             8,508,223      85           14,762                 -
Net (loss) for the six months ended
  December 30, 1994                                               -       -                -            (5,996)
- ---------------------------------------------------------------------------------------------------------------
Balances at December 30, 1994                            20,974,736   $ 210          $48,143        $  (20,565)
- ---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                             NOTES TO CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS
                               December 30, 1994

1.   MANAGEMENT OPINION

     In the opinion of management, the consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

2.   LOSS PER SHARE

     Loss per common share and common share is computed on the basis of the weighted average number of common shares outstanding plus common stock equivalents related to dilutive stock options.

3.   ACQUISITIONS

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

COMPLETED BY DECEMBER 30, 1994

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

National Computer Distributors ("NCD")
As of November 1994, the Company acquired the outstanding common stock of NCD for cash and common stock of the Company. NCD is a distributor of computer products and services, specializing in systems and connectivity applications, and is based in Fort Lauderdale, Florida.

IN PROCESS AT JANUARY 1995

Robec, Inc. ("Robec")
The Company proposes to acquire the remaining 49% of the outstanding common stock of Robec during 1995.

The following summarizes the cost of the Company's acquisitions (dollars in thousands):

                                       Common Shares     Common Stock    Cash Consideration and
Company                                    Issued       Consideration       Transaction Cost
- -------                                --------------   --------------   ----------------------

Completed by June 30, 1994
      MSG                                    400,000          $   700
      Rhino                                  200,000              350                $   50
      Kenfil, 51%                          1,130,330            1,978
                                           ---------          -------
                                           1,730,330          $ 3,028
                                           ---------          -------

Completed by December 30, 1994
      Kenfil, 49%                          1,046,254          $ 1,831                $  785
      Robec, 51%                           1,402,805            2,455                   265
      Kenfil, vendors                      2,400,037            4,200
      Kenfil, debt conversion              1,894,360            3,315
      NCD                                  1,864,767            3,221                 3,400
      MSG contingency                       (100,000)            (175)
                                           ---------          -------
                                           8,508,223          $14,847
                                           ---------          -------

   In process at January 1995
       Robec, 49%                          1,397,195

The acquisitions were accounted for using the purchase method and, accordingly, the financial statements include the results of their operations from the effective acquisition dates. As to common stock consideration, all such acquisitions are reflected utilizing a per share valuation of $1.75, indicative of the fair value of the Company and the cash value of the more substantial private placements of common stock offerings of the Company, irrespective of the quoted market price of the Company's trading common stock.

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

The pro forma effects of the acquisitions as if they occurred at the beginning of each period follow (in thousands except per share data):


                                        Three Months Ended December 30,          Six Months Ended December 30,
                                           1994              1993                     1994           1993
                                        ------------    ---------------          ------------   --------------
Net sales                               $   143,378       $   176,440             $   276,568     $    334,756
Gross profit                                  8,061            14,717                  19,125           32,018
Net (loss)                                   (4,754)          (13,545)                 (6,009)         (13,519)

Net (loss) per common
  share and common stock
  equivalent                            $     (0.12)      $     (0.28)            $     (0.18)     $     (0.34)

Weighted average shares                  20,455,911        13,215,421              17,169,248       12,543,753
                                        -----------       -----------             -----------      -----------

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

4.  COMMON STOCK

Common stock issued to related parties during the six months ended December 30, 1994 follows:

                                          Common
Date                    Purchaser         Shares       Proceeds
- -----------------   -----------------   ----------  --------------
                                                    (In Thousands)

September 1994      Computer 2000 AG,      532,000     $1,236
                    a publicly traded
                    German company

October 1994        Private placement      516,400      1,188

October and
November 1994       Private placement    1,540,000      3,608
                                         ---------     ------
                                         2,588,400     $6,032
                                         =========     ======

   In October 1994 the Company issued 516,400 common shares to certain affiliates and an advisor to the Company. Proceeds from this issuance included note obligations of $625,000, trade obligation assumption of $63,360, services of $100,000 and an open account of $500,000. The notes are non-interest bearing and are due in October 1995.

   Additionally, in October, 1994 the Company issued subordinated debt of approximately $3.3 million, which in November, 1994 automatically converted to 1,540,000 shares of common stock of the Company, upon the acquisition of NCD as described in Note 3. The conversion provided for the issuance of the common stock at $2.40 per share and further for warrants to acquire 1,540,000 shares of common stock of the Company at $3.50 per share, subject to downward adjustment, and exercisable through November 1998. Of the aggregate 1,540,000 shares and warrants, 290,000 were issued to affiliates of the Company and 250,000 were issued to an affiliate of Computer 2000.

5. SUBORDINATED NOTES PAYABLE

   In November 1994 the Company entered into an agreement to sell a controlling interest, 51%, of its common stock to Computer 2000. Under the terms of the agreement, Computer 2000 initially extended to the Company $18 million as subordinated indebtedness. The Company's repayment obligations under the subordinated debt will be satisfied by the issuance to Computer 2000 of up to approximately 8.1 million shares of common stock of the Company at a rate of $2.22 per share, subject however to approval thereof by stockholders of the Company. The agreement further provides that, subject to certain conditions, on or before September 1, 1995, Computer 2000 will invest an additional $32 million in the Company in exchange for 14.1 million additional newly issued shares of common stock of the Company, bringing Computer 2000's total ownership interest to approximately 22.9 million shares or 51% of the then outstanding shares of the Company. The $32 million investment is contingent upon a number of levels, including but not limited to the Company achieving certain monthly and cumulative after-tax profitability conditions during the first half of calendar 1995. The Company also issued to Computer 2000 an option to purchase additional shares of the Company equal to the number of common shares issuable upon exercise of currently outstanding options and warrants and the conversion of other convertible securities.

6. OPERATING EXPENSES

   Writedown of assets
   In December, 1994 the Company wrote down certain of its assets aggregating $3 million. This writedown is part and parcel to the merger integration process being effected by the Company and includes the following components (dollars in millions):

                   Inventories                  $2.1
                   Receivables                   0.6
                   Other assets                  0.3
                                                ----
                                                 3.0
                                                ====

   These charges have been aggregated in the following statement of income captions for the three and six months ended December 30, 1994 (dollars in millions):

                   Cost of sales              $  2.1
                   Selling, general and
                    administrative               0.9
                                              ------
                                              $  3.0
                                              ======

   The writedowns were determined in part based upon an evaluation of the salability and/or collectibility of the related assets.

   Restructuring charge -

   During the six months ended December 30, 1993, the Company restructured certain of its activities in order to emphasize and streamline its operations, consistent with its core capabilities in value-added distribution. Such restructuring spanned organizational aspects of product and production alignment, market channel and customer delineation, vendor arrangements and personnel capabilities. The components of the restructuring charge follow (dollars in thousands):

                   Employee terminations          $  500
                   Facilities abandonment            300
                   Discontinued product line       4,200
                                                  ------
                                                  $5,000
                                                  ------

   The discontinued product line related to the then direct manufacture of personal computers utilizing proprietary designs with open architecture to the myriad of compatible personal computing hardware and software available in the marketplace. The restructuring charge consisted of incremental direct costs and such costs were largely incurred and paid in fiscal year 1994, other than for approximately $400,000 which extended through 1995.

   Restatement -
   For the quarter ended September 30, 1994, the Company originally reported a loss of $413,000, which in February, 1995 was increased by $700,000 for a restated loss of $1,113,000.

ITEM 2. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

SUMMARY

The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                        Percent of Net Sales     Percent of Net Sales
                                       ----------------------   -----------------------
                                         Three Months Ended        Six Months Ended
                                            December 30,             December 30,
                                        1994           1993           1994       1993
                                       ---------------------       --------------------
Net sales                              100.0%          100.0%          100.0%    100.0%

Cost of sales                           94.8%           82.2%           93.5%     83.0%

Gross profit, including inventory
   writedowns                            5.2%           17.8%            6.5%     17.0%

Selling, general and
   administrative, including
   receivable writedowns                 7.6%           17.2%            8.5%     16.4%

Restructuring charge                       -            24.6%              -      12.5%

Interest and other expense, net          1.6%            0.4%            1.5%      0.4%

Net (loss)                             (4.0)%         (24.4)%          (3.5)%   (12.3)%


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


RESULTS OF OPERATIONS

For the three and six months ended December 30, 1994, net sales increased appreciably as contrasted to the same period in the prior year due to the acquisitions of NCD, Robec and Kenfil during November, 1994, September, 1994 and June, 1994, respectively. Net sales contributed by these acquisitions during the three and six months ended December, 1994 were 19,732 and 94,996, respectively.

Costs of sales as a percentage of net sales increased significantly for the three and six months ended December 30, 1994 as compared to the same periods in the prior year due to the significant sales volumes contributed by the Company's recent acquisitions of lower margin distribution businesses. Prior period gross margin percentages reflected a significantly higher sales mix towards higher margin value added storage operations.

Selling, general and administrative costs as a percentage of net sales decreased for the three and six months ended December 30, 1994 when compared to the same periods the prior year due to the relatively lower cost structures required by the acquired high volume distribution companies.

Gross margin and operating results were negatively impacted during the three and six month periods ended December 30, 1994 by significant costs and management efforts focused on the integration of the acquired businesses. Gross margin was also negatively impacted during the fiscal 1995 periods due to the consolidation of sales forces and the elimination of regional sales offices. Overall, $3 million of assets were written off during the three months ended December 30, 1994.

Interest expense increased substantially for the three and six months ended December 30, 1994, when compared to the same period one year earlier, reflecting the increased financing associated with the acquired operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations by sales of common stock, subordinated indebtedness and bank borrowings. At December 30, 1994, the Company had $4.4 million in cash, and had borrowed approximately $73 million against its existing lines of credit. The Company experienced negative operating cash flow of $37.3 million during the six months ended December 30, 1994 compared to negative operating cash flow of $7.3 million in the same period of the prior year. Operating cash flow was used during the current year period to invest in business integration activities associated with the current year acquisitions discussed above and investment in working capital required to support the significant increase in business volume associated with the acquired distribution companies. The Company's continued product distribution emphasis and proposed expansion will require substantial additional capital resources through fiscal 1995. At December 1994, AmeriQuest has working capital lines of credit of over $80 million. Borrowings under these accounts bear interest at from 1 to 3 percent over the prime rate and are limited to specified percentages of eligible accounts receivable (a borrowing base in excess of $50 million) and inventories (a borrowing base of over $50 million).

In November 1994 the Company entered into an agreement to sell a controlling interest, 51%, of it's common stock to Computer 2000 AG, a publicly held German company in the same line of business (see Note 5 of the accompanying consolidated condensed financial statements). Of the aggregate proceeds of $50 million, $18 million was received in November 1994, with the remaining $32 million expected in September 1995 (see notes).

The management of the Company is implementing a cost reduction and efficiency program as part of its efforts to integrate the acquired distribution businesses and provide a cost structure which will allow for the future profitable operations of the Company. This program will focus on centralized administrative operations, product procurement efficiencies and a continuing cost/benefit analysis of resource allocation. Committed capital expenditures at December 30, 1994, are less than $2 million.

Management believes that its existing product lines will enable the Company to generate sufficient cash through operations, supplemented by the periodic use of its lines of credit, to finance a continuation of the Company's existing business over the next twelve months. However, as the Company continues to execute its strategy, significant cash resources will be required to effect this effort. There is no assurance that required funds for acquisitions will be available, or that sufficient funds can either be obtained or if available, that such funds can be secured at commercially acceptable rates of costs.

An aggregate warranty and returns reserve of approximately $2 million is reflected in the balance sheet of the Company at December 30, 1994. Since the Company began its distribution operations in December 1993, the effect of the market development funds received through December 30, 1994 was not significant.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------
         None.

Item 2.  Changes in Securities.
         ----------------------
         None.

Item 3.  Defaults upon Senior Securities.
         --------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         None.

Item 5.  Other Information.
         ------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)   Exhibits
               None
         (b)   Reports on Form 8-K
               Current Report on Form 8-K dated November 14, 1994 to report (i) the acquisition of Ross White Enterprises, Inc. d/b/a "National Computer Distributors" ("NCD") and (ii) the execution of an Investment Agreement with Computer 2000 AG.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERIQUEST TECHNOLOGIES, INC.
                                    -----------------------------
                                    (Registrant)


Date:  February 14, 1995            By: /s/ Harold L. Clark
       -----------------               ----------------------------------------

                                    Harold L. Clark
                                    Chief Executive Officer


Date:  February 14, 1995            By: /s/ Stephen G. Holmes
       -----------------               -----------------------------------------

                                    Stephen G. Holmes
                                    Chief Financial Officer