Form 10-K/A
period 1994-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-04-06
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 5)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1994
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ______ to _______

COMMISSION FILE NO. 1-10397

                          AmeriQuest Technologies, Inc.
   ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                            33-0244136
- ------------------------------------------------------       --------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

       2722 Michelson Dr. Irvine, California                     92715
- ------------------------------------------------------       --------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:          (714) 222-6000
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


THE COMPANY
- -----------

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


RECENT DEVELOPMENTS
- -------------------

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

CDS DISTRIBUTION
- ----------------

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



KENFIL
- ------

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



ROBEC
- -----

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

COMPETITION
- -----------

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

EMPLOYEES
- ---------

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

Summary Table
- -------------

  The following table sets forth information regarding the regional offices of AmeriQuest and its subsidiaries.

LOCATION                SQUARE FEET    LEASE EXPIRATION     YEAR OPENED
- ---------------------   -----------   -------------------   -----------

AMERIQUEST

Irvine, CA                  161,000           12/31/94             1990
Norcross, GA                  2,050             mo.-mo.            1994

ROBEC

Asheville, NC(1)             10,200            9/09/94             1985
Atlanta, GA                  19,200            1/31/95(2)          1985
Boston, MA                   15,100            4/30/94(3)          1984
Chicago, IL                   1,775           12/31/98(2)          1988
Denver, CO                    2,300           10/31/95             1986
Kansas City, KS                 977            9/30/98(2)          1988
Los Angeles, CA               4,169            6/30/98             1990
Orlando, FL                   8,100            4/22/95             1990
Horsham, PA(1)              111,000           12/31/96             1978
Phoenix, AZ                  27,500            9/30/94             1988
Salt Lake City, UT            2,300           12/31/95             1990
San Francisco, CA             1,680             5/6/98             1990
Seattle, WA                   2,100            8/30/94             1990
Washington, DC(1)             7,600           12/31/95             1983
Youngstown, OH(1)             6,700           11/30/96             1983
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


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

     AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. The management of AmeriQuest believes that none of such current proceedings individually or in the aggregate, will have a material adverse effect on AMERIQUEST. While not expected to be of material effect to the Company, Kenfil Inc. vs. RLI Insurance Company, Superior Court of the State
             -------------------------------------
of California, County of Los Angeles, No. BC 108564 filed July 12, 1994, involves litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994. The defendant cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil Inc., based on affidavits from former Kenfil employees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. The defendant's theory is that it is not obligated to even cover that portion of the damage cause by the earthquake because of the possible fraud involved with such actions; while the management of Kenfil maintains that only that portion of damages actually incurred by the earthquake were submitted as claimed losses. There exists a question of fact as to whether the actions of Kenfil's employees were instigated by upper-level management and a question of law as to whether the lower-level managers of Kenfil are able to take ultra vires actions which can be attributed to Kenfil. The testimony to date appears fragmented and uncorroborated, such that a close examination of the evidence deduced to date reveals no clear evidence that would allow one to conclude that the defendant was in any way defrauded. Additionally, it appears that the defendant insurance company failed to terminate the contract upon discovery of the alleged "fraud," and merely chose to not renew the contract upon its expiration. Although there are pictures available to prove the actual damage immediately following the earthquake, no assurance can be given that the defendant will not ultimately prevail. The ability of Kenfil Inc. to satisfy any possible future judgement is dependent on the results of its future operations. However, such a judgement would not directly impact the other subsidiaries of AmeriQuest nor AmeriQuest itself.

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


NAME                       AGE                              POSITION
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

     Howard B. Crystal joined AmeriQuest in July, 1994 as Senior Vice President
- - Marketing and Purchasing. From October 1992 to July 1994 he served as President of AmeriWats, Inc., a telecommunications company. From February 1991 to July 1993 he served as Senior Vice President - Sales and Marketing for
Everex, Inc.  From May 1989 to February 1991 he served as Senior Vice President
- - Sales and Marketing for TechData. Mr. Crystal holds a Bachelor of Science in Electrical Engineering from the New Jersey Institute of Technology and an MBA from Rutgers University.

     Peter D. Lytle joined AmeriQuest in December 1993 as Senior Vice President-
- -Operations. From 1983 to September 1993 he was employed by InaCom Corporation and its predecessors, where his last position was Regional President/General Manager--California. Mr. Lytle is a Certified Public Accountant and holds a Bachelor of Arts degree in Business Administration with an emphasis in accounting from Western Michigan University.

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


                                  AMERIQUEST
                                  ----------


         1992             High         Low
- ----------------------   ------       ------
     First Quarter       $3 3/4       $2 3/8
     Second Quarter           3        1 1/2
     Third Quarter        2 1/4        1 1/4
     Fourth Quarter       3 5/8            2

         1993
- ----------------------
     First Quarter        3 3/8            2
     Second Quarter       3 5/8            2
     Third Quarter        3 1/4            2
     Fourth Quarter       5 3/4        2 1/2

         1994
- ----------------------
     First Quarter            6        4 1/8
     Second Quarter       4 1/8            3
     Third Quarter        4 1/4        3 1/8
- --------------------------------------------

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

  In July 1994, the Company entered into an agreement to sell its Singapore subsidiary, CMS Enhancements (S) PTE Ltd., ("CMS Singapore") to a former officer and director of the Company. The Company expects to exchange all of the stock of CMS Singapore for 350,000 shares of the Company's previously issued common stock, of which approximately 345,000 shares were received by the Company as of September 1994. The book value of CMS Singapore is approximately $.7 million and thus no appreciable gain or loss was expected to result upon completion of the transaction. CMS Singapore is expected to generate revenues of approximately $20 million with break-even operating results for fiscal 1995. The disposition, if completed, will not have a material effect on either the Company's Far East segment or consolidated results of operations. CMS Singapore is a segment of the Company's continuing line of business and, as a result, any disposition will not be accounted for as a discontinued operation. This transaction is the subject of potential litigation, the ultimate resolution of which is not determinable. Such potential litigation would be between the Company and the purchaser and would relate to whether full consideration was received for the proposed transaction. In the opinion of management such litigation would not have a materially adverse effect on the Company's future results of operations and financial position.

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

NAME                        AGE                              POSITION
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


                                                                         Long-Term               All Other
                                         Annual Compensation/(1)/       Compensation           Compensation
                                         -------------------------     --------------------    ------------
Name and                                                                Stock Option
Principal Position                Year          Salary        Bonus     Awards (shares)/(2)/
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

                                               % of Total
                                No. of         Options                                              Potential Realizable Value
                                Securities     Granted to                                           at Assumed Annual Rates
                                Underlying     Employees          Exercise                          of Stock Price Appreciation
                                Options        in Fiscal          Price              Expiration     for Option  Term(1)(2)(3)
                                                                                                   -----------------------------
     Name                       Granted        Year 1994          (per share)           Date         0%         5%        10%
- -----------------------------   ----------   ---------------     -------------      ------------   ------     ------     ------
     Harold L. Clark             250,000          100%               $2.00            12/3/99       $0        $170,000   $385,000
     Carol L. Miltner            100,000          100%               $2.00            12/3/99       $0        $ 68,000   $154,000
     Stephen G. Holmes           100,000          100%               $2.00            12/3/99       $0        $ 68,000   $154,000
     Michael J. Rusert(4)        100,000          100%               $2.00            12/3/99       $0        $ 68,000   $154,000
     Peter D. Lytle               40,000          100%               $2.00            12/3/99       $0        $ 27,000   $ 62,000
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


                                            Number of                             Value of Unexercised
                                        Unexercised Options                     In-the-Money Options at
                                        at June 30, 1994                           June 30, 1994/(1)/
                            ------------------------------------------   -----------------------------------------
Name                            Exercisable         Unexercisable             Exercisable          Unexercisable
- ------------------------    -------------------   --------------------   -------------------   -------------------

Harold L. Clark,                     -0-          250,000 shs.                      -0-              $343,750
Carol L. Miltner                     -0-          100,000 shs.                      -0-              $137,500
Stephen G. Holmes                   6,667         100,000 shs.                   $13,334             $137,500
Michael J. Rusert/(2)/               -0-          100,000 shs.                      -0-              $137,500
Peter D. Lytle                       -0-           40,000 shs.                      -0-              $ 55,000
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

                                         Beneficial Ownership as of September 22, 1994
                                         ---------------------------------------------
                                         Number of Shares          Percent of Class(8)
                                         ----------------          -------------------

Name and Address of Beneficial Owner
- ------------------------------------
Chrysler Capital Corporation             1,452,919                      8.45%
225 High Ridge Road
Stamford, Connecticut 06905

Robert H. Beckett                          900,656                      5.24%
425 Privet Road
Horsham, PA 19044

DIRECTORS AND OFFICERS(6)(7)
- --------------------------------
Marc L. Werner                             615,273(1)*                  3.58%
Eric J. Werner                             541,273(1)*                  3.15%
Terren S. Peizer                           496,000(2)                   2.89%
William N. Silvis                            --0--                       *
William T. Walker, Jr.                      20,000(3)*                   *
Harold L. Clark                              --0--                       *
Stephen G. Holmes                            6,667(4)*                   *
Carol L. Miltner                             --0--                       *
Howard B. Crystal                            --0--                       *
Peter D. Lytle                               --0--                       *
William F. Gibson, III                       5,100(4)                    *
Irwin A. Bransky                           471,579                      2.74%
Peter S.H. Grubstein                       559,595(5)                   3.23%
All officers and directors as
a group (13 persons)(9)                  2,180,214(1)                  12.69%
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

(c) Exhibits

                                 EXHIBIT INDEX
                                 -------------

                                                                                                                   Location of
Exhibit No.                                     Title of Document                           Page No.                 Filing
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 4th day of April, 1995.

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

SIGNATURE                                      TITLE                               DATE

/s/ Harold L. Clark                            Co-Chairman of the Board, Chief     April 4, 1995
- -------------------------------------------    Executive Officer and Director
Harold L. Clark                                (Principal Executive Officer)



/s/ Gregory A. White                           President, Chief Operating          April 4, 1995
- ----------------------------------------       Officer and Director
Gregory A. White



/s/ Stephen G. Holmes                          Secretary, Treasurer, Chief         April 4, 1995
- ----------------------------------------       Financial Officer and Director
Stephen G. Holmes                              (Principal Financial and
                                               Accounting Officer)

/s/ Marc L. Werner                             Chairman of the Board               April 4, 1995
- -----------------------------------------
Marc L. Werner**


/s/ Eric J. Werner                             Director                            April 4, 1995
- -------------------------------------------
Eric J. Werner**


/s/ Terren S. Peizer                           Director                            April 4, 1995
- -------------------------------------------
Terren S. Peizer**


/s/ William T. Walker, Jr.                     Director                            April 4, 1995
- -----------------------------------------
William T. Walker, Jr.**


/s/ William N. Silvis                          Director                            April 4, 1995
- -------------------------------------------
William N. Silvis**


/s/ Robert H. Beckett                          Director                            April 4, 1995
- ----------------------------------------
Robert H. Beckett



/s/ Harold L. Clark                                      /s/ Stephen G. Holmes
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



                                                    /s/ ARTHUR ANDERSEN LLP
                                                        ARTHUR ANDERSEN LLP

Orange County, California
September 30, 1994

                AmeriQuest Technologies, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                           June 30,                June 30,
(Dollars in thousands)                       1994                    1993
- ---------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                   $    3,200              $    1,020
  Accounts receivable, less allowances
   for doubtful accounts of $477 and
   $253 as of June 30, 1994 and 1993,
   respectively                              24,708                   7,247
  Inventories                                24,165                   7,000
  Other current assets                        1,627                     450
                                           --------                --------
      Total current assets                   53,700                  15,717
                                           --------                --------

PROPERTY AND EQUIPMENT, NET                   4,078                   2,285
INTANGIBLE ASSETS, NET                        6,490                      --
OTHER ASSETS                                    877                   2,272
                                           --------                --------
                                         $   65,145              $   20,274
                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $   23,408              $    9,138
  Notes payable                              23,059                      --
  Other current liabilities                   2,361                     675
                                           --------                --------
      Total current liabilities              48,828                   9,813
                                           --------                --------

SUBORDINATED NOTES PAYABLE TO
  SHAREHOLDERS                                3,175                   1,550
                                           --------                --------
DEFERRED INCOME TAXES                           267                     267
                                           --------                --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                --                      --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding              --                      --
  Common stock, $.01 par value;
   authorized 30,000,000 shares; issued
   and outstanding, 9,857,779 and
   3,180,710, shares, as of June 30, 1994
   and 1993, respectively                        99                      32
  Additional paid-in capital                 27,345                  15,210
                                           --------                --------
  Accumulated deficit                       (14,569)                 (6,598)
                                           --------                --------
      Total stockholders' equity             12,875                   8,644
                                         $   65,145              $   20,274
                                           ========                ========

The accompanying notes are an integral part of these consolidated balance sheets.

                AmeriQuest Technologies, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollars in thousands, except per share data)      Year Ended June 30,
- --------------------------------------------------------------------------------
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

                AmeriQuest Technologies, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Additional           Retained
                                                  Common Stock             Paid-In          (Deficit)
                                              -------------------
(Dollars in thousands)                        Shares       Amount          Capital          Earnings
- ------------------------------------------------------------------------------------------------------
Balances at June 30, 1991                     2,910,149    $   29        $   14,718        $     2,059
Exercise of employee stock options (Note 9)      11,374        --                33                 --
Common stock issued to employees                  4,000        --                 6                 --
Net loss for the year ended
 June 30, 1992                                       --        --                --             (8,893)
- -------------------------------------------------------------------------------------------------------

Balances at June 30, 1992                     2,925,523        29            14,757             (6,834)
Common stock issued to
 unrelated parties (Note 9)                     143,000         2               286                 --
Common stock issued for
 assets (Note 2)                                100,000         1               149                 --
Exercise of employee stock options (Note 9)      12,187        --                18                 --
Net income for the year ended
 June 30, 1993                                       --        --                --                236
- -------------------------------------------------------------------------------------------------------

Balances at June 30, 1993                     3,180,710        32            15,210             (6,598)
Common stock issued to
 unrelated parties (Note 9)                   4,905,072        49             9,054                 --
Common stock issued for
 businesses acquired (Note 2)                 1,730,330        17             3,011                 --
Exercise of employee stock options (Note 9)      41,667         1                70                 --
Net loss for the year ended
 June 30, 1994                                       --        --                --             (7,971)

- -------------------------------------------------------------------------------------------------------
Balances at June 30, 1994                     9,857,779    $   99        $   27,345        $   (14,569)
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                AmeriQuest Technologies, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                           June 30,                June 30,
(Dollars in thousands)                       1994                    1993
- ---------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                   $    3,200              $    1,020
  Accounts receivable, less allowances
   for doubtful accounts of $477 and
   $253 as of June 30, 1994 and 1993,
   respectively                              24,708                   7,247
  Inventories                                24,165                   7,000
  Other current assets                        1,627                     450
                                           --------                --------
      Total current assets                   53,700                  15,717
                                           --------                --------

PROPERTY AND EQUIPMENT, NET                   4,078                   2,285
INTANGIBLE ASSETS, NET                        6,490                      --
OTHER ASSETS                                    877                   2,272
                                           --------                --------
                                         $   65,145              $   20,274
                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $   23,408              $    9,138
  Notes payable                              23,059                      --
  Other current liabilities                   2,361                     675
                                           --------                --------
      Total current liabilities              48,828                   9,813
                                           --------                --------

SUBORDINATED NOTES PAYABLE TO
  SHAREHOLDERS                                3,175                   1,550
                                           --------                --------
DEFERRED INCOME TAXES                           267                     267
                                           --------                --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                --                      --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding              --                      --
  Common stock, $.01 par value;
   authorized 30,000,000 shares; issued
   and outstanding, 9,857,779 and
   3,180,710, shares, as of June 30, 1994
   and 1993, respectively                        99                      32
  Additional paid-in capital                 27,345                  15,210
                                           --------                --------
  Accumulated deficit                       (14,569)                 (6,598)
                                           --------                --------
      Total stockholders' equity             12,875                   8,644
                                         $   65,145              $   20,274
                                           ========                ========

The accompanying notes are an integral part of these consolidated balance sheets.

                AmeriQuest Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Year Ended June 30,
                                                                                                ----------------------------------
(Dollars in thousands)                                                                             1994       1993        1992
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                                                               $ (7,971)   $    236    $   (8,893)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                  1,107       1,013         1,428
    Minority interest                                                                                  -           -          (798)
    Provision for losses on accounts receivable                                                      577         328           591
    Provision for losses on inventories                                                            1,714         633         3,388
    Benefit for income taxes                                                                           -           -          (731)
    (Gain) loss on sale of equipment                                                                   -          33            (3)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                  (1,698)      3,302          (584)
      (Increase) decrease in inventories and other                                                (1,447)        953         8,219
      (Increase) decrease in other assets                                                          1,500      (1,449)        3,544
      Decrease in accounts payable and other                                                      (2,190)     (3,776)       (3,443)
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                               (8,408)      1,273         2,718
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                                                (1,546)      (1,260)        (318)
Net cash received from acquisition of businesses                                                     769            -            -
Proceeds from sale of equipment                                                                        -           17           21
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                               (777)      (1,243)        (297)
- ----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Issuance of common stock for assets                                                                    -          150            -
Proceeds from subordinated note payable                                                                -        1,505            -
Proceeds from notes payable borrowings                                                            59,381       55,403      104,523
Principal payments on notes payable and capital leases                                           (55,640)     (57,072)    (107,923)
Proceeds from sale of common stock                                                                 7,624          306           33
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                               11,365          292       (3,367)
- ----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                        2,180          322         (946)
Cash-beginning of the year                                                                         1,020          698        1,644
- ----------------------------------------------------------------------------------------------------------------------------------
Cash-end of the year                                                                            $  3,200    $   1,020   $      698
==================================================================================================================================

Supplemental Disclosures of Cash Flow Information:
Interest on lines of credit:  During 1994, 1993 and 1992 the Company paid interest costs of approximately $728, $277 and
                              $582, respectively.
Income taxes:                 During 1994, 1993 and 1992 the Company made no tax
                              payments.

Noncash investing and financing activities:
Capital leases:               During 1994, the Company entered into capital
                              leases for computer equipment totaling
                              approximately $180.
Subordinated note
payable conversion:           During 1994, the Company issued approximately
                              522,000 shares of common stock upon the conversion of a $1,550 subordinated note payable.

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
                                                  =======

The accompany notes are an integral part of these consolidated financial statements.

                AmeriQuest Technologies, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

Intangible assets

The excess of the cost to acquire businesses over the fair value of the net assets acquired and other acquired intangibles are amortized using the straight-line method over ten years from the date of acquisition. The amortization of intangible assets generally relates to the expectation that the underlying value will benefit the Company over a period of years. On a quarterly basis, the Company assesses the recoverabiliy of intangible assets based upon consideration of past performance and future expectations as to undiscounted cash flow on an acquisition by acquisition basis to the extent seperately identifiable. To the extent separate assessment of such acquired intangibles is no longer feasible (i.e. as a result of integrating multiple acquisitions into a single business unit) such assessment will be performed on a combined basis as appropriate.

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

Minority interest

Effective June 6, 1994, the Company acquired 51 percent of the outstanding common stock of Kenfil, Inc. Kenfil, Inc. had a equity deficit at the date of acquisition and therefore no amounts have been reflected as minority interest in the accompanying consolidated financial statements.

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

The following summarizes the cost of the Company's acquisitions (dollars in thousands):


                                           Common           Common Stock      Cash
    Company                                Shares Issued    Consideration     Consideration
    -------                                -------------    -------------     -------------

Completed by June 30, 1993
    Vitronix                                  100,000           $  150
                                            ---------            -----

Completed by June 30, 1994
    MSG                                       400,000              700
    Rhino                                     200,000              350           $ 50
    Kenfil,51%                              1,130,330            1,978
                                            ---------            -----
                                            1,730,330            3,028
                                            ---------            -----

Completed by September 1994 (Unaudited)
    Kenfil, 49%                             1,046,254            1,831
    Robec,  51%                             1,402,800            2,455

In process at September 1994 (Unaudited)
    Robec,  49%                             1,397,195
    NCD                                     1,864,767


The accompanying consolidated financial statements do not include the effects of those transactions not completed by June 30, 1994.


The acquisitions were accounted for using the purchase method and, accordingly, the financial statements include the results of their operations from the effective acquisition dates. As to

- --------------------------------------------------------------------------------

common stock consideration, all such acquisitions are reflected utilizing a per share valuation of $1.75, representing management's estimate of the fair value of the Company's common stock. This valuation is based upon prices obtained for large blocks of the Company's common stock in recently completed private equity placement transactions. This valuation represents a significant discount from quoted market prices due to the thin public trading volume and small public float of AmeriQuest common stock.

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

Management believes that the most significant intangible acquired is that of the distribution channels. Management has assigned a 10 year economic life to this intangible asset as that is the period of time that management expects to derive benefit from the existing vendor relationships and market position. Management determined that 10 years is an appropriate economic life based upon the historical length of the acquiree's vendor relationships and the overall size and quality of the acquiree's vendors and their product offerings.

The purchase price allocation associated with the Kenfil acquisition is based upon the Company's preliminary estimates of the fair value of net assets acquired. The Company is currently in the process of completing its detailed analysis of the fair value of Kenfil net assets acquired and therefore the related intangible assets included in the accompanying financial statements may change as a result of the completed analysis.

The following unaudited pro forma combined information shows the results of the Company's operations for the fiscal years ended June 30, 1994 and 1993 as though the MSG, Rhino and Kenfil acquisitions had occurred as of the beginning of those periods (in thousands except per share data):

Year Ended June 30,                  1994          1993
Revenues                        $   241,350    $  289,863
Net income (loss)                   (28,541)        1,920
Net income (loss) per share           (2.44)          .24
Weighted average shares          11,702,467     8,031,710

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

3. Inventories
Inventories consist of the following (in thousands):

June 30,                              1994          1993
- --------------------------------------------------------------------------------
Finished goods                      $ 19,977      $ 2,747
Raw materials and subassemblies        4,188        4,253
- --------------------------------------------------------------------------------
                                    $ 24,165      $ 7,000
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

4. Property and Equipment
Property and equipment consist of the following (in thousands):

June 30,                              1994          1993
- --------------------------------------------------------------------------------
Equipment                           $  5,106      $ 4,908
Furniture and fixtures                 5,563        2,597
Leasehold improvements                   433          724
                                      11,102        8,229

Less accumulated depreciation and
  amortization                         7,024        5,944
- --------------------------------------------------------------------------------
                                    $  4,078      $ 2,285
================================================================================

5. Intangible Assets
Intangible assets consists of the following (in thousands):

================================================================================
June 30,                              1994
Excess of cost of businesses
  over fair value of net assets
  acquired                          $  4,091
Distribution rights                    2,400
Other                                    210
Accumulated amortization                 211
- --------------------------------------------------------------------------------
                                    $  6,490
================================================================================

Represented as to acquiree by (in thousands):

June 30,                              1994
- --------------------------------------------------------------------------------

Kenfil                               $ 4,308
MSG                                    2,205
Rhino                                    188
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

7. Income Taxes
The benefit for income taxes consists of the following (in thousands):

Year Ended June 30,            1994        1993        1992
- --------------------------------------------------------------------------------
Currently payable-
  Federal                     $   --      $   --      $ (129)
  State                           --          --          (2)
- --------------------------------------------------------------------------------
                                  --          --        (131)
- --------------------------------------------------------------------------------
Deferred taxes-
    Current                       --           7        (124)
    Long-term                     --          (7)       (475)
- --------------------------------------------------------------------------------
                                  --          --        (599)
- --------------------------------------------------------------------------------
                              $   --      $   --      $ (730)
================================================================================

The deferred tax asset (liability) of the Company consists of the following (in thousands):

June 30,                            1994            1993
- --------------------------------------------------------------------------------
Inventory reserves                $   481         $   150
Depreciation                          331             300
Allowance for doubtful accounts       153             100
Other                                (487)           (267)
Net operating loss carryforwards    4,800           1,800
Valuation allowance                (5,545)         (2,350)
- --------------------------------------------------------------------------------
                                  $  (267)        $  (267)
================================================================================

The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):


Year Ended June 30,               1994            1993           1992
- --------------------------------------------------------------------------------
Federal tax expense
 (credit) computed at
 statutory rate                $  (3,200)       $   80       $  (3,272)
State taxes, net of
 federal benefit                      --            15               2
Tax (benefit from) earnings of
 foreign operations                   --           (24)             --
Effect of U.S. and foreign
 net operating losses              3,200           (71)          2,540
- --------------------------------------------------------------------------------
                               $      --        $   --       $    (730)
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

8.  Commitments and Contingencies
The Company leases its corporate office, warehouse space and certain equipment under operating leases. Future minimum rental commitments for all non-cancellable operating leases at June 30, 1994 are as follows (in thousands):


Year Ended June 30,
- --------------------------------------------------------------------------------
1995                                                 $     1,049
1996                                                         365
1997                                                          70
1998                                                          18
1999 & thereafter                                              21
- --------------------------------------------------------------------------------
                                                     $     1,523
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

9.  Common Stock
Common stock issued to unrelated parties in fiscal 1993 and 1994 follows:


                                                                   Net
Date                Description                 Shares             Proceeds
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

                          Shares Available            Options         Price
                               for Grant          Outstanding         Range
- --------------------------------------------------------------------------------
Balances, June 30, 1991          193,115               91,544     $      3.00
  Options granted               (100,000)             100,000            1.50
  Options exercised                   --              (11,374)           3.00
  Cancelled                       41,385              (41,385)             --
- --------------------------------------------------------------------------------
Balances, June 30, 1992          134,500              138,782       1.50-3.00
  1993 stock option plan         140,000                   --              --
  Options granted                (73,000)              73,000       2.00-2.50
  Options exercised                   --              (12,187)           1.50
  Cancelled                        6,750               (6,750)           2.50
- --------------------------------------------------------------------------------
Balances, June 30, 1993          208,250              192,845       1.50-2.50
  1994 stock option plan         250,000                   --              --
  Options granted                (20,000)              20,000       2.38-4.50
  Options exercised                   --              (41,667)      1.50-2.00
  Cancelled                       78,818              (78,818)             --
- --------------------------------------------------------------------------------
Balances June 30, 1994           517,068               92,360     $ 1.50-4.50
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


  The benefits that accrue to AmeriQuest apart from the discontinuance of unprofitable manufacturing per se, were related to refocusing upon the distribution portion of the business. Losses reported by AmeriQuest in 1992 and 1994, apart from restructuring charges, were largely related to these former manufacturing operations. These restructuring activities in 1994 and 1992 impacted the Company's results of operations as follows:




                                   Quarter Ended        Year Ended
                                 September 30, 1994    June 30, 1993
                                 ------------------    -------------
                                        (Dollars in thousands)
Sales reduction as contrasted
  to prior year                        $  -               $16,436
Gross profit reduction as
  contrasted to prior year                -                 1,792
Operating expense reduction
  as contrasted to prior year           700                 6,575


The benefits from the 1992 restructuring improved profits in 1993 by appoximately $4.8 million. As to the 1994 restructuring charge, 1995 operations are impacted by expense reductions only since sales of the proprietary personal computer developed in 1993 and 1994 never reached material levels. Consolidated expenses were reduced by approximately $700,000 during the quarter ended September 30, 1994 as a result of the discontinuance of the personal computer operations. Management expects a similar level of quarterly expense savings to benefit the Company through the remainder of fiscal 1995.

13. Foreign Sales Information
A summary of the Company's operations by geographic area for the last three years is as follows (in thousands):


Year Ended
June 30, 1994                                U.S.            Far East          Elimination        Consolidated
- -------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $    62,089        $    25,504        $        --         $    87,593
Transfers between geographic areas             4,107                298             (4,405)                 --
- -------------------------------------------------------------------------------------------------------------------
Net sales                                $    66,196        $    25,802        $    (4,405)        $    87,593
- -------------------------------------------------------------------------------------------------------------------
Loss from operations                     $    (7,182)       $       (92)       $        --         $    (7,274)
- -------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $    62,584        $     2,561        $        --         $    65,145
- -------------------------------------------------------------------------------------------------------------------


Year Ended
June 30, 1993                                U.S.            Far East          Elimination        Consolidated
- -------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $    50,342        $    22,740        $        --         $    73,082
Transfers between geographic areas                --              3,086             (3,086)                 --
- -------------------------------------------------------------------------------------------------------------------
Net sales                                $    50,342        $    25,826        $    (3,086)        $    73,082
- -------------------------------------------------------------------------------------------------------------------
(Loss) income from operations            $       647        $      (160)       $        --         $       487
- -------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $    17,170        $     3,104        $        --         $    20,274
- -------------------------------------------------------------------------------------------------------------------


Year Ended
June 30, 1992                                U.S.            Far East          Elimination        Consolidated
- -------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $   106,710        $     8,343        $        --         $   115,053
Transfers between geographic areas                --             10,022            (10,022)                 --
- -------------------------------------------------------------------------------------------------------------------
Net sales                                $   106,710        $    18,365        $   (10,022)        $   115,053
- -------------------------------------------------------------------------------------------------------------------
Loss from operations                     $    (4,792)       $    (4,418)       $       163         $    (9,047)
- -------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $    29,848        $     5,850        $   (12,176)        $    23,522
- -------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
United States sales include export sales of approximately $2.3 million, $2 million and $14.4 million made principally to Europe, Latin America, the Far
East and Canada in fiscal years 1994, 1993 and 1992, respectively.

14. Vendor Transactions

The Company's largest inventory vendor accounted for approximately 20% of the Company's inventory purchases during the year ended June 30, 1994. At June 30, 1994, the Company owed that vendor approximately $4 million. Another vendor accounted for approximately 25% and 22% of purchases for fiscal years 1993 and 1992, respectively. A third vendor accounted for approximately 14% of inventory purchases in fiscal year 1993.

15. Disposition

In July 1994, the Company entered into an agreement to sell its Singapore subsidiary, CMS Enhancements (S) PTE Ltd., ("CMS Singapore") to a former officer and director of the Company. The Company expects to exchange all of the stock of CMS Singapore for 350,000 shares of the Company's previously issued common stock, of which approximately 345,000 shares were received by the Company as of September 1994. The book value of CMS Singapore is approximately $1.5 million and thus no appreciable gain or loss was expected to result upon completion of the transaction. CMS Singapore is a segment of the Company's continuing line of business and, as a result, any disposition will not be accounted for as a discontinued operation. This transaction is the subject of potential litigation, the ultimate resolution of which is not determinable. Such potential litigation would be between the Company and the purchaser and would relate to whether full consideration was received for the proposed transaction. In the opinion of management such litigation would not have a materially adverse effect on the Company's future results of operations and financial position.

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