Form 10-Q/A
period 1994-09-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-04-06
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q/A

                               (Amendment No. 2)

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

                         AMERIQUEST TECHNOLOGIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


(Dollars in thousands)                              September 30,    June 30,
                                                       1994            1994
- ------------------------------------------------------------------------------
ASSETS
                                                         RESTATED
                                                         (SEE NOTE 5)

CURRENT ASSETS
  Cash                                                   $  1,378    $   3,200
  Accounts receivable, less
    allowances for doubtful
    accounts of $452 and $477                              42,687       24,708
    as of September 30, 1994 and June 30,
    1994, respectively
  Inventories                                              47,291       24,165
  Other current assets                                      1,668        1,627
                                                         --------     --------
                                                           93,024       53,700

PROPERTY AND EQUIPMENT, NET                                 5,831        4,078
INTANGIBLE ASSETS, NET                                      7,604        6,490
OTHER ASSETS                                                1,449          877
                                                         --------     --------
                                                         $107,908     $ 65,145
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $ 29,722     $ 23,408
  Notes payable                                            43,211       23,059
  Other current liabilities                                 5,358        2,361
                                                         --------     --------
    Total current liabilities                              78,291       48,828

SUBORDINATED NOTES PAYABLE                                      -        3,175
                                                         --------     --------
DEFERRED INCOME TAXES                                         267          267
                                                         --------     --------
MINORITY INTEREST                                           1,178            -
                                                         --------     --------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
    authorized 30,000,000 shares; issued
    and outstanding, 17,136,935 and
    9,857,779 shares, respectively                            171           99
  Additional paid-in capital                               43,683       27,345
  Retained deficit                                        (15,682)     (14,569)
                                                         --------     --------
    Total stockholders' equity                             28,172       12,875
                                                         --------     --------
                                                         $107,908     $ 65,145
                                                         ========     ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

(Dollars in thousands)
                                             Three Months Ended September 30,
                                             --------------------------------
                                                 1994                1993
                                             --------------------------------
                                             RESTATED
                                             (SEE NOTE 5)

NET SALES                                    $    49,476           $   19,560
COST OF SALES                                     44,704               16,394
                                             -----------           ----------
  Gross profit                                     4,772                3,166
                                             -----------           ----------

OPERATING EXPENSES
  Selling, general and administrative              5,222                2,978
  Research and development                             3                   50
                                             -----------           ----------
                                                   5,225                3,028
                                             -----------           ----------
  Income (loss) from operations                     (453)                 138
                                             -----------           ----------

OTHER (INCOME) EXPENSE
  Other (income) expense                             (67)                   2
  Interest expense                                   727                   74
                                             -----------           ----------
                                                     660                   76
                                             -----------           ----------

  Net income(loss)                           $   ( 1,113)          $       62
                                             ===========           ==========
  Net income(loss) per common share and
       common stock equivalent               $     (0.10)          $     0.02
                                             ===========           ==========

       Weighted average shares                11,622,873            3,341,373
                                             ===========           ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 Three Months Ended September 30,
                                                                                                ---------------------------------
(Dollars in thousands)                                                                                     1994         1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     RESTATED
                                                                                                   (SEE NOTE 5)
Cash Flow from Operating Activities
Net income (loss)                                                                                 $      (1,113)     $    62
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                                                             589          246
  Provision for losses on accounts receivable                                                               127          (67)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                                           (2,269)      (1,380)
    (Increase) decrease in inventories and other                                                         (7,138)        (781)
    (Increase) decrease in other assets                                                                     (40)        (333)
    Increase (decrease) in accounts payable and other                                                       841          885
- ---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                      (9,003)      (1,368)
- ---------------------------------------------------------------------------------------------------------------------------------

Cash Flow from Investing Activities
  Purchases of property and equipment                                                                      (383)        (124)
  Net cash received from acquisition of business                                                            302            -
- ---------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                                                     (81)        (124)
- ---------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Proceeds from line of credit borrowings                                                                37,685       16,607
  Principal payments on line of credit and capital leases                                               (31,758)     (15,387)
  Proceeds from sale of common stock                                                                      1,335          200
- ---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                       7,262        1,420
- ---------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                                              (1,822)         (72)
Cash-beginning of the year                                                                                3,200        1,020
- ---------------------------------------------------------------------------------------------------------------------------------
Cash-end of the year                                                                              $       1,378      $   948
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

    The following summarizes the cost of the Company's acquisitions (dollars in thousands):



                                         Common Shares   Common Stock
Company                                     Issued       Consideration   Cash Consideration
- -------                                  -------------   -------------   ------------------

   Completed by June 30, 1994
      MSG                                      400,000      $      700
      Rhino                                    200,000             350           $50
      Kenfil, 51%                            1,130,330           1,978
                                             ---------      ----------
                                             1,730,330      $    3,028
                                             ---------      ----------

   Completed by September 30, 1994
      Kenfil, 49%                            1,046,254      $    2,400
      Robec, 51%                             1,402,805           2,453
      Kenfil, vendors                        2,400,037           4,200
      Kenfil, debt conversion                1,894,360           3,315
                                             ---------      ----------
                                             6,743,456      $   12,368
                                             ---------      ----------

   In process at September 30, 1994
      Robec, 49%                             1,397,195
      NCD                                    1,864,767


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

   Management believes that the most significant intangible acquired is that of the distribution channels. Management has assigned a 10 year economic life to this intangible asset as that is the period of time that management expects to derive benefit form the existing vendor relationships and market position. Management determined that 10 years is an appropriate economic life based upon the historical length of the acquiree's vendor relationships and the overall size and quality of the acquiree's vendors and their product offerings.

   The purchase price allocations associated with the Kenfil and Robec acquisitions are based upon the Company's preliminary estimates of the fair value of net assets acquired. The Company is currently in the process of completing its detailed analysis of the fair value of Kenfil and Robec net assets acquired and therefore the related intangible assets included in the accompanying financial statements may change as a result of the completed analysis.

   The pro forma effects of the acquisition as if they occurred at the beginning of each period follow (dollars in thousands except per share data):

                                      Three Months Ended
                                         September 30,
                                    1994            1993
                                 -----------     -----------
   Net sales                     $   133,191     $   158,316
   Gross profit                       11,493          17,301
   Net (loss)                         (1,385)            (26)

   Net (loss) per common
   share and common stock
   equivalent                    $     (0.07)    $         _
                                 ===========     ===========
   Weighted average shares       $20,647,186     $11,949,596
                                 ===========     ===========

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

5) RESTATEMENT


   The accompanying unaudited condensed consolidated financial statements for the first quarter ended September 30, 1994, have been restated to reflect certain duplicate operating costs associated with the recent KENFIL acquisition as operating expenses of the Company, rather than purchase accounting adjustments. The effect of the restatement is to increase selling, general and administrative expenses by $700,000 and increase the loss from operations and the net loss by this same amount. The net loss per share increased from ($0.04) to ($0.10) as a result of this restatement.

   The restatement resulted from management's continued review of its purchase accounting policies regarding the KENFIL acquisition and the determination that certain costs required to integrate the KENFIL business did not meet the APB number 16 criteria for purchase accounting.

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

Inventory and receivables increased during the period due to the Robec and NCD acquisitions. Acquired inventory and receivables were recorded at their estimated fair market value. Inventory reserves decreased during the period due to the liquidation of aged inventory. Inventory reserves are summarized below:

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

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------

          AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. The management of AmeriQuest believes that none of such current proceedings individually or in the aggregate, will have a material adverse effect on AMERIQUEST. While not expected to be of material effect to the Company, Kenfil Inc. vs.
                                                                ---------------
          RLI Insurance Company, Superior Court of the State of California,
          ----------------------
          County of Los Angeles, No. BC 108564 filed July 12, 1994, involves litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994. The defendant cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil Inc., based on affidavits from former Kenfil employees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. The defendant's theory is that it is not obligated to even cover that portion of the damage cause by the earthquake because of the possible fraud involved with such actions; while the management of Kenfil maintains that only that portion of damages actually incurred by the earthquake were submitted as claimed losses. There exists a question of fact as to whether the actions of Kenfil's employees were instigated by upper-level management and a question of law as to whether the lower-level managers of Kenfil are able to take ultra vires actions which can be attributed to Kenfil. The testimony to date appears fragmented and uncorroborated, such that a close examination of the evidence deduced to date reveals no clear evidence that would allow one to conclude that the defendant was in any way defrauded. Additionally, it appears that the defendant insurance company failed to terminate the contract upon discovery of the alleged "fraud," and merely chose to not renew the contract upon its expiration. Although there are pictures available to prove the actual damage immediately following the earthquake, no assurance can be given that the defendant will not ultimately prevail. The ability of Kenfil Inc. to satisfy any possible future judgement is dependent on the results of its future operations. However, such a judgement would not directly impact the other subsidiaries of AmeriQuest nor AmeriQuest itself.

Item 2.   Changes in Securities.
          ----------------------
          None.

Item 3.   Defaults upon Senior Securities.
          --------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------
          None.

Item 5.   Other Information.
          ------------------
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits
                Exhibit 27--Financial Data Schedule
          (b)   Reports on Form 8-K
                None

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


Date:  April 4, 1995                  By: /s/  HAROLD L. CLARK
      -----------------                     -----------------------------------
                                            Harold L. Clark
                                            Chief Executive Officer


Date:  April 4, 1995                  By: /s/  STEPHEN G. HOLMES
      -----------------                     -----------------------------------
                                            Stephen G. Holmes
                                            Chief Financial Officer