Form 10-Q/A
period 1994-12-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-04-06
CIK 764864

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

The acquisitions were accounted for using the purchase method and, accordingly, the financial statements include the results of their operations from the effective acquisition dates. As to common stock consideration, all such acquisitions are reflected utilizing a per share valuation of $1.75, representing management's best estimate of the fair value of the Company's common stock. This valuation is based upon prices obtained for large blocks of the Company's common stock in recently completed private equity placement transactions. This valuation represents a significant discount from quoted market prices due to the thin public trading volume and small public float of AmeriQuest common stock.

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

Management believes that the most significant intangible acquired as part of these transactions is that of the distribution channels. Management has assigned a 10 year economic life to this intangible asset as that is the period of time that management expects to derive benefit from the existing vendor relationships and market position. Management determined that 10 years is an appropriate economic life based upon the historical length of the acquiree's vendor relationships and the overall size and quality of the acquiree's vendors and their product offerings.

The purchase price allocations associated with the Kenfil, Robec and NCD acquisitions are based upon the Company's preliminary estimate of the fair value of net assets acquired. The Company is currently in the process of completing its detailed analysis of the fair value of Kenfil, Robec and NCD net assets acquired and therefore the related intangible assets included in the accompanying financial statements may change as a result of the completed analysis.

The pro forma effects of the acquisitions as if they occurred at the beginning of each period follow (dollars in thousands except per share data):


                                        Three Months Ended December 30,          Six Months Ended December 30,
                                           1994              1993                     1994           1993
                                        ------------    ---------------          ------------   --------------
Net sales                               $   143,377       $   176,440             $   276,568     $    334,756
Gross profit                                  8,060            14,717                  19,553           32,018
Net (loss)                                   (5,451)          (13,545)                 (6,836)         (13,519)

Net (loss) per common
  share and common stock
  equivalent                            $     (0.27)      $     (0.28)            $     (0.32)     $     (1.03)

Weighted average shares                  20,455,911        13,215,421              21,364,963       13,087,777
                                        -----------       -----------             -----------      -----------

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


During the three month period ended December 30, 1994, intangibles increased approximately $13.7 million. The November 1994 acquisition of NCD contributed $8.5 million of this increase. The remaining $5.2 million related to additional purchase price allocation adjustments associated with the Kenfil acquisition. During the second quarter 1994, the Company completed its detailed review of acquired Kenfil inventory and determined that a large portion of acquired titles would need to be liquidated. The $5.2 million purchase price allocation adjustment was required to state the acquired Kenfil inventory at its net realizable value at the date of acquisition.

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

5. SUBORDINATED NOTES PAYABLE

   In November 1994 the Company entered into an agreement to sell a controlling interest, 51%, of its common stock to Computer 2000. Under the terms of the agreement, Computer 2000 initially extended to the Company $18 million as subordinated indebtedness. The Company's repayment obligations under the subordinated debt will be satisfied by the issuance to Computer 2000 of up to approximately 8.1 million shares of common stock of the Company at a rate of $2.22 per share, subject however to approval thereof by stockholders of the Company. The agreement further provides that, subject to certain conditions, on or before September 1, 1995, Computer 2000 will invest an additional $32 million in the Company in exchange for 14.1 million additional newly issued shares of common stock of the Company, bringing Computer 2000's total ownership interest to approximately 22.9 million shares or 51% of the then outstanding shares of the Company. The $32 million investment is contingent upon a number of performance levels, including but not limited to the Company achieving certain monthly and cumulative after-tax profitability conditions during the first half of calendar 1995, including that the Company must generate an operational profit of $3.3 million during the first six months of calendar 1995. The Company also issued to Computer 2000 options to purchase
   (i) additional shares of the Company equal to the number of common shares issuable upon exercise of currently outstanding options and warrants and the conversion of other convertible securities and (ii) an option to acquire additional shares allowing Computer 2000 to increase its ownership of the Company to 55 percent of the then outstanding common stock shares at a strike price of $10.00 per share between June 30, 1996 and June 30, 1998 and at a price of $20.00 per share at any time between July 1, 1998 and November 30, 1999.

6. OPERATING EXPENSES

   Writedown of assets
   In December, 1994 the Company wrote down certain of its assets aggregating $3 million. This write down relates to the Company's integration activities associated with the recent acquisitions and includes the following components (dollars in millions):

                   Inventories                  $2.1
                   Receivables                   0.6
                   Other assets                  0.3
                                                ----
                                                 3.0
                                                ====


   The Company began its integration of Robec and NCD during the three months ended December 30, 1994. As part of this integration process, management has implemented an operating strategy to improve inventory management. Part of this strategy includes improving inventory turnover by better matching product purchases with customer demand. Management performed a detailed review of its current inventory and identified certain items which are projected to turn substantially slower than the newly developed targets. As a result, the Company has provided additional inventory reserves in the amount of $2,100,000 in the three month period ended December 30, 1994 associated with the estimated cost to liquidated (i.e. primarily through discounts) excess quantities of slow moving inventory items.

   In addition, the Company provided an additional $600,000 in allowances for bad debts. This was due in part, to the repositioning of the Company's customer base to focus on higher volume customers.

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

   Restatement -

   The accompanying unaudited condensed consolidated financial statements for the first quarter ended September 30, 1994, have been restated to reflect certain duplicate operating costs associated with the recent Kenfil acquisition as operating expenses of the Company, rather than purchase accounting adjustments. The effect of the restatement for the three months ended September 30, 1994 is to increase selling, general and administrative expenses by $700,000 and increase the loss from operations and the net loss by this same amount. The net loss per share for the first quarter 1994 increased from ($0.04) to ($0.10) as a result of this restatement.

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


Gross margin and operating results were negatively impacted during the three and six month periods ended December 30, 1994 by significant costs and management efforts focused on the integration of the acquired businesses. Gross margin was also negatively impacted during the fiscal 1995 periods due to the consolidation of sales forces and the elimination of regional sales offices. Overall, $3 million of assets were written off during the three months ended December 30, 1994. The Company began its integration of Robec and NCD during the three months ended December 30, 1994. As part of this integration process, management has implemented an operating strategy to improve inventory management. Part of this strategy includes improving inventory turnover by better matching product purchases with customer demand. Management performed a detailed review of its current inventory and identified certain items which are projected to turn substantially slower than the newly developed targets. As a result, the Company has provided additional inventory reserves in the amount of $2,100,000 in the three month period ended December 30, 1994 associated with the estimated cost to liquidated (i.e. primarily through discounts) excess quantities of slow moving inventory items.


In addition, the Company provided an additional $600,000 in allowances for bad debts. This was due in part, to the repositioning of the Company's customer base to focus on higher volume customers.

Interest expense increased substantially for the three and six months ended December 30, 1994, when compared to the same period one year earlier, reflecting the increased financing associated with the acquired operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations by sales of common stock, subordinated indebtedness and bank borrowings. At December 30, 1994, the Company had $4.4 million in cash, and had borrowed approximately $73 million against its existing lines of credit. The Company experienced negative operating cash flow of $37.3 million during the six months ended December 30, 1994 compared to negative operating cash flow of $7.3 million in the same period of the prior year. Operating cash flow was used during the current year period to invest in business integration activities associated with the current year acquisitions discussed above and investment in working capital required to support the significant increase in business volume associated with the acquired distribution companies. The Company's continued product distribution emphasis and proposed expansion will require substantial additional capital resources through fiscal 1995. At December 1994, AmeriQuest has working capital lines of credit of over $80 million. Borrowings under these accounts bear interest at from 1 to 3 percent over the prime rate and are limited to specified percentages of eligible accounts receivable (a borrowing base in excess of $50 million) and inventories (a borrowing base of over $50 million). Based on contractual advance rates, at March 10, 1995, the Company had credit line availability of approximately $5 million.

During the three month period ended December 30, 1994, intangibles increased approximately $13.7 million. The November 1994 acquisition of NCD contributed $8.5 million of this increase. The remaining $5.2 million related to additional purchase price allocation adjustments associated with the Kenfil acquisition. During the second quarter 1994, the Company completed its detailed review of acquired Kenfil inventory and determined that a large portion of acquired software titles would need to be liquidated. The $5.2 million purchase price allocation adjustment was required to state the acquired Kenfil inventory at its net realizable value at the date of acquisition.

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

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business.The management of AmeriQuest believes that none of such current proceedings individually or in the aggregate, will have a material adverse effect on AMERIQUEST. While not expected to be of material effect to the Company, Kenfil Inc. vs. RLI
                                                           -------------------
         Insurance Company, Superior Court of the State of California, County of
         -----------------
         Los Angeles, No. BC 108564 filed July 12, 1994, involves litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994. The defendant cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil Inc., based on affidavits from former Kenfil empoyees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. The defendant's theory is that it is not obligated to even cover that portion of the damage cause by the earthquake because of the possible fraud involved with such actions; while the management of Kenfil maintains that only that portion of damages actually incurred by the earthquake were submitted as claimed losses. There exists a question of fact as to whether the actions of Kenfil's employees were instigated by upper-level management and a question of law as to whether the lower-level managers of Kenfil are able to take ultra vires actions which can be attributed to Kenfil. The testimony to date appears fragmented and uncorroborated, such that a close examination of the evidence deduced to date reveals no clear evidence that would allow one to conclude that the defendant was in any way defrauded. Additionally, it appears that the defendant insurance company failed to terminate the contract upon discovery of the alleged "fraud," and merely chose to not renew the contract upon its expiration. Although there are pictures available to prove the actual damage immediately following the earthquake, no assurance can be given that the defendant will not ultimately prevail. The ability of Kenfil Inc. to satisfy any possible future judgement is dependent on the results of its future operations. However, such a judgement would not directly impact the other subsidiaries of AmeriQuest nor AmeriQuest itself.

         On November 17, 1994, three days after the announcement of the proposed investment by Computer 2000 pursuant to the Investment Agreement, an action was filed against the Board of Directors of AmeriQuest, Computer 2000 and AmeriQuest styled Erica Hartman vs. Marc L. Werner, Harold
                                    ----------------------------------------
         L. Clark, Stephen G. Holmes, Eric J. Werner, Terren S. Peizer, William
         ----------------------------------------------------------------------
         N. Silvis, William T. Walker, Jr. and Computer 20000 AG, Defendants and
         -----------------------------------------------------------------------
         AmeriQuest Technologies, Inc., Nominal Defendant, Court of Chancery of
         ------------------------------------------------
         the State of Delaware, New Castle County, C.A. No. 13883. The Complaint seeks to have the Court either (i) enjoin the consummation of the Investment Agreement or (ii) enter a monetary judgment for damages in an unspecified amount against the Directors of AmeriQuest for an alleged failure of the Board of Directors to discharge their fiduciary duties in causing AmeriQuest to enter into the Investment Agreement. The director Defendants filed a motion to dismiss the Complaint on January 15, 1995. Pending resolution of that motion, discovery has been stayed. The Plaintiff has not responded to the motion or taken any other action concerning the same. The general allegations of the Complaint relate solely to a comparison of the proposed sale price with market value and book value and the sale of control without extracting a premium and an allegation that the consideration to be paid by Computer 2000 is inadequate. It is the opinion of the Board of Directors that the Plaintiff fails to understand AmeriQuest's growth-by-acquisition strategy or the synergies examined by the Board of Directors and the value to AmeriQuest of a world-wide alliance with Computer 2000. In the opinion of the Board of Directors, the proposed transaction with Computer 2000 is fair to and in the best interests of AmeriQuest and its shareholders for the reasons set forth above. The Board of Directors and AmeriQuest intend to vigorously defend against such litigation, and do not expect the litigation to have a material adverse impact on AmeriQuest's financial condition or results of operations, since AmeriQuest is only a nominal defendant.

Item 2.  Changes in Securities.
         ----------------------
         None.

Item 3.  Defaults upon Senior Securities.
         --------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
         None.

Item 5.  Other Information.
         ------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)   Exhibits

               Exhibit 27--Financial Data Schedule
         (b)   Reports on Form 8-K
               Current Report on Form 8-K dated November 14, 1994 to report (i) the acquisition of Ross White Enterprises, Inc. d/b/a "National Computer Distributors" ("NCD") and (ii) the execution of an Investment Agreement with Computer 2000 AG.

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