Form 10-Q/A
period 1994-03-31
AMERIQUEST TECHNOLOGIES INC
filed 1995-05-09
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
    For the quarterly period ended March 31, 1994

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    For the transition period from ________ to ________

                        Commission File Number: 0-19905
                                                -------

                                  Kenfil Inc.
            (Exact name of registrant as specified in its charter)

Delaware                                                         95-3973756
- ---------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

16745 Saticoy Street, Van Nuys, California               91406
- --------------------------------------------------------------
(Address of principal executive offices)            (zip code)

                                (818) 785-1181
- --------------------------------------------------------------------------
(Registrant's telephone number, including area code)

- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X   No
                                                            -----   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      Shares of common stock outstanding at May 12, 1994:
      Class: Common Stock, $0.01 par value   6,401,918
      ------

                         PART 1. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                                  KENFIL INC.
                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                        June 30,    March 31,
                                                            1993         1994
                                                        --------    ---------
                                                                    (RESTATED
                                                                   SEE NOTE 9)
ASSETS
Current assets:
 Cash                                                    $   555      $   720
 Accounts receivable, net                                 34,297       20,777
 Inventory                                                17,146       19,441
 Income taxes receivable                                     213        1,258
 Prepaid expenses and other
  current assets                                           2,110        1,967
                                                         -------      -------
   Total current assets                                   54,321       44,163
Property and equipment - net                               1,093        1,268
Other assets                                                 636          356
                                                         -------      -------
Total                                                    $56,050      $45,787
                                                         =======      =======

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
 Line of credit                                          $23,789      $16,267
 Notes payable                                             2,064        6,056
 Accounts payable                                          9,166       18,929
 Accrued expenses and other
  current liabilities                                      1,405        1,091
                                                         -------      -------
   Total current liabiliites                              36,424       42,343
                                                         -------      -------
Long-term debt                                             6,480        1,437
                                                         -------      -------
Stockholders' equity:
 Preferred stock, $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding                  -            -
 Common stock, $.01 par value; 25,000,000 shares
  authorized; 6,394,818 shares issued and outstanding
  at June 30, 1993 and 6,401,918 at March 31, 1994            64           64
Additional paid-in capital                                21,301       21,301
Accumulated deficit                                       (8,219)     (19,358)
                                                         -------      -------
   Total stockholders' equity                             13,146        2,007
                                                         -------      -------
Total                                                    $56,050      $45,787
                                                         =======      =======


See accompanying notes to consolidated financial statements.

                                  KENFIL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (Amounts in thousands, except per share amounts)

                                  (UNAUDITED)

                                                       Three Months          Nine Months
                                                      Ended March 31,      Ended March 31,
                                                      ----------------    ------------------
                                                       1993     1994        1993      1994
                                                      -------  -------    --------  --------
                                                             (RESTATED             (RESTATED
                                                             SEE NOTE 9)           SEE NOTE 9)
Net sales                                             $47,467  $ 27,699    $137,170  $124,171
Cost of goods sold                                     40,910    30,433     118,735   115,685
                                                      -------  --------    --------  --------
  Gross profit/(loss)                                   6,557    (2,734)     18,435     8,486
Selling, general and administrative
  expenses                                              4,553     4,768      13,095    14,311
Earthquake loss                                             0     2,821           0     2,821
Restructuring charges                                       0       484           0       484
                                                      -------  --------     -------  --------
Operating income (loss)                                 2,004   (10,807)      5,340    (9,130)
Interest expense - net                                    732       674       2,529     2,097
                                                      -------  --------     -------  --------
Income (loss) before provision for income
  taxes                                                 1,272   (11,481)      2,811   (11,227)
Income tax provision (benefit)                            457      (161)      1,063       (88)
                                                      -------  --------    --------  --------
Net income (loss)                                     $   815  $(11,320)   $  1,748  $(11,139)
                                                      =======  ========    ========  ========
Net income (loss) applicable to common
  shares                                              $ 1,178  $(11,320)   $  1,683  $(11,139)
                                                      =======  ========    ========  ========
Net income (loss) per common and common equivalent
  share                                               $   .22  $  (1.77)   $    .45  $  (1.74)
                                                      =======  ========    ========  ========
Weighted average number of
  common and common equivalent
  shares outstanding                                    5,244     6,402       3,733     6,398
                                                      =======  ========    ========  ========

         See accompanying notes to consolidated financial statements.

                                  KENFIL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                  (UNAUDITED)

                                                                Nine Months
                                                              Ended March 31,
                                                           -------------------
                                                             1993        1994
                                                           --------    -------
                                                                       (RESTATED
                                                                     SEE NOTE 9)
Cash flows from operating activities:
 Net income (loss)                                         $  1,748   $(11,139)
 Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating activities:
 Depreciation and amortization                                  181        194
 Amortization of debt issuance costs                             19         19
 Deferred income taxes                                         (271)       943
 Changes in operating assets and liabilities:
  Accounts receivable                                        (8,441)    13,520
  Inventory                                                  (7,920)    (2,295)
  Prepaid expenses and other current assets                     747       (555)
  Income taxes receivable                                     1,081     (1,045)
  Accounts payable                                           (2,518)     9,763
  Accrued expenses and other current liabilities                176       (314)
                                                           --------    -------
   Net cash (used in) provided by operating activities      (15,198)     9,091
                                                           --------    -------
Cash flows from investing activities:
 Purchases of property and equipment                           (162)      (311)
 Other assets                                                    87         16
                                                           --------    -------
  Net cash used in investing activities                         (75)      (295)
                                                           --------    -------

Cash flows from financing activities:
 Net borrowings (payment) under line of credit agreements     3,613     (7,522)
 Repayment of senior subordinated note                       (4,000)    (1,000)
 Repayment of stockholder note                                 (100)         0
 Net borrowings (payments) under capital leases                 (58)      (109)
 Initial public stock offering                               16,550          0
 Offering costs related to public offering
  of common shares                                             (666)         0
                                                           --------    -------
    Net cash (used in) provided by financing activities      15,339     (8,631)

Net increase in cash                                             66        165
Cash, beginning of period                                       243        555
                                                           --------    -------
Cash, end of period                                        $    309    $   720
                                                           ========    =======

Supplemental disclosures of cash flow information:
 Interest payments                                         $  2,983    $ 2,012
 Income tax payments                                       $    428    $     0

Supplemental disclosures of non-cash investing and financing activities:

A capital lease obligation of $188,000 was incurred for a lease for new computer equipment during the nine month period ended March 31, 1993.

A capital lease obligation of $58,000 was incurred for a lease for new computer equipment during the nine month period ended March 31, 1994.

See accompanying notes to consolidated financial statements.

                                  KENFIL INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the three and nine month periods
                             Ended March 31, 1994

1. General

     The consolidated financial statements of Kenfil Inc. ("Kenfil" or the "Company") include the accounts of Kenfil and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The information for the three and nine months periods ended March 31, 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three and nine month periods ended March 31, 1994 are not necessarily indicative of results that might be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading. The consolidated financial statements as presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in Kenfil's Form 10-K as filed with the Securities and Exchange Commission.

     The Company operates under a four week - four week - five week fiscal quarter calendar such that each quarter ends at the close of business on a Friday. All references to March 31, 1994 on the financial statements and accompanying documents actually refer to the close of business for the quarter which occurred on April 1, 1994.

2. Earthquake Loss

     The January 17, 1994 earthquake in Southern California greatly affected the Company. Virtually all sales activities were discontinued for approximately two weeks subsequent to the earthquake. The effects of the earthquake continued to impact the Company during the remainder of the quarter ended March 31, 1994, as sales were substantially below pre-earthquake levels. Overall, the Company sustained an earthquake loss of approximately $2.8 million, net of insurance proceeds, consisting of damaged inventory and office equipment, and other related costs. In addition, cash flow shortages caused by the earthquake made it necessary for the Company to sell certain inventory below its cost to generate cash flow for operations. The resulting sales volume declines has also caused the overstock of certain software titles. The Company recorded a $4.3 million provision during the third quarter to value its inventory at net realizable value. (See Management's Discussion and Analysis).

3. Restructuring Charges

     During the quarter ended March 31, 1994, the Company decided to consolidate its warehouse operations and downsize its staff resulting in a restructuring charge of $484,000, principally relating to severance costs and warehouse lease termination costs.

4. Earnings Applicable to Common Shares

     Net income applicable to common shares represents the portion of the Company's earnings applicable to its common stockholders. Such amount is calculated for the three and nine month periods ended March 1993 by adjusting net income by preferred stock dividends and the reversal of the equity put obligation.

5. Earnings (loss) per Share

     Earnings (loss) per share are computed using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options and a warrant) outstanding during each period. For the three and nine months ended March 1, 1993, the dilutive effect of the warrant is calculated using the "equity method" as if the put warrant was converted, as this method is more dilutive than if the related shares are not considered outstanding for earnings per share purposes.

6. Borrowings

     The Company had a senior line of credit facility with American National Bank and Trust, which expired on April 30, 1994. Although the Company has received a letter of non-renewal from the bank, the bank has extended the line of credit through May 31, 1994. The Company is exploring alternative financing sources. (See Liquidity and Capital Resources section for discussion of potential acquisition of the Company by AmeriQuest Technologies, Inc.). There can be no assurances that the facility will be extended beyond May 31, 1994, that an alternative source of funds will be found, or that any such extension or alternative source of funding will not be on terms less favorable to the Company than the current facility. If the facility is not extended, or an alternative source of funds is not found, the Company will not be able to repay the outstanding balance under the facility which would have a material adverse impact on its operations and financial condition.

     As of March 31, 1994, the Company was not in compliance with the inventory turnover covenant, net worth covenant, interest coverage covenant and debt coverage covenant under its senior line of credit. The bank has agreed to forebear exercising certain of its remedies with respect to certain defaults through May 31, 1994. Nevertheless, the Company has not obtained a waiver as to such events of non-compliance. Under certain circumstances, such as if events of non-compliance other than those as to which the bank has agreed to forebear exercising its remedies occur prior to, or if the facility is not extended beyond, May 31, 1994, the bank may exercise its remedies under the credit facility, including declaring the outstanding amount of the loan immediately due and payable, which would have a material adverse effect on the Company's operations and financial condition.

     The Company also has an outstanding senior subordinated note issued to Chrysler Capital Corporation. As of March 31, 1994, the Company was not in compliance with the inventory turnover covenant, net worth covenant, interest coverage covenant and debt coverage covenant under its senior subordinated note. In addition, at the election of the senior lender, under the terms of the subordination agreement, the Company was prohibited from making its interest payment to Chrysler Capital which was due on March 21, 1994. The Company has not obtained a waiver for such events of non-compliance. Under certain circumstances the lender may exercise its remedies under the applicable note documents, including declaring the outstanding amount of the note immediately due and payable, which would have a material adverse effect on the Company's operations and financial condition. The note payable has been reclassified to short-term on the Company's consolidated balance sheet at March 31, 1994.

7. Income Taxes

     Due to the losses incurred during the quarter ended March 31, 1994, management recorded a valuation allowance of $943,000 to eliminate the Company's deferred tax assets. This charge has been offset by the recognition of tax benefits of $1,104,000 for which refunds will be received subsequent to March 31, 1994.

8. Subsequent Event

     The Company has entered into an Agreement and Plan of Reorganization (the "Agreement") with AmeriQuest Technologies, Inc. ("AmeriQuest") and certain principal stockholders of Kenfil pursuant to which and subject to the terms and conditions therein, AmeriQuest will acquire Kenfil. The Agreement is incorporated by reference as Exhibit 2.1. Pursuant to the Agreement, certain of Kenfil's stockholders (who together hold approximately 51.9% of the outstanding common stock of Kenfil) would exchange (the "Exchange") their common stock of Kenfil ("Kenfil Common Stock") for common stock of AmeriQuest ("AmeriQuest Common Stock") at an exchange ratio of .34 shares of AmeriQuest Common Stock for each share of Kenfil Common Stock. Subsequent to the Exchange, and after appropriate stockholder approval, the remaining stockholders of Kenfil would convert their Kenfil Common Stock into AmeriQuest Common Stock (at the same ratio as in the Exchange) pursuant to a merger of a wholly-owned subsidiary of AmeriQuest with and into Kenfil, which would result in Kenfil becoming a wholly-owned subsidiary of AmeriQuest. Simultaneously with such merger, holders of approximately $7.3 million of Kenfil subordinated debt will exchange their debt for additional shares of AmeriQuest Common Stock. The transactions would result in AmeriQuest issuing approximately 3.9 million shares of Common Stock to the Kenfil stockholders and debtholders. The transactions are subject to a number of conditions, such as obtaining necessary consents, regulatory approvals and approvals of the stockholders of AmeriQuest and Kenfil.

9. Restatement

     The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended March 31, 1994 have been restated to reflect an additional provision of $4,264,000 related to the realization of certain inventory items.

     The restatement resulted from management's detailed analysis of the Company's realizability of its software titles performed in conjunction with AmeriQuest's acquisition of Kenfil as discussed in Note 8 above. The effect of this restatement is to decrease gross profit and increase the net loss by $4,264,000 ($.67 per share) in the three and nine month periods ended March 31, 1994.

Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                     For the Three and Nine Month Periods
                             Ended March 31, 1994

Overview
- --------

     The January 17, 1994 Southern California earthquake severely impacted the Company's operations and financial performance for the quarter ended March 31, 1994. Virtually all sales activities were discontinued for approximately two weeks as damaged offices were repaired and fallen inventory was cleaned up and segregated. The Company then had to complete a physical inventory of its Van Nuys warehouse for what remained on the shelves.

     Without the ability to ship out of its main warehouse for this time period,the Company's working capital line of credit decreased significantly without new sales to build collateral, causing a severe cash flow shortage. As a result, the Company's ability to purchase needed inventory was hindered. In addition, the Company's customers were slow to move orders back following the business interruption, due to apprehension about the Company's ability to fill orders. Accordingly, the earthquake continued to detrimentally impact the Company's sales efforts throughout the quarter ended March 31, 1994. The cash shortage required the Company to sell products at less than cost to generate collateral for its borrowing base.

     These declining sales trends are expected to continue into the Company's fourth fiscal quarter.


Results of Operations
- ---------------------

     Net sales decreased by $19.8 million (or 42%) for the quarter ended March 31, 1994 compared to the quarter ended March 31, 1993. For the nine month period ended March 31, 1994 compared to this same period for the prior year, net sales have decreased by $13.0 million (or 9%). Virtually all sales activities were discontinued for approximately two weeks after the earthquake and were substantially impacted for the remainder of the quarter. The decrease in net sales for the three month period resulted primarily from a decline in sales to CompUSA of approximately $13.3 million compared to the same quarter in the prior year. In addition, sales of products of the Company's largest publisher, WordPerfect Corporation, declined by $10.9 million compared to the same quarter in the prior year. A portion of this decline would be included in the decrease in sales to CompUSA. The Company will discontinue carrying products of WordPerfect as of July 1, 1994. In addition, marketing service revenues declined by approximately $1.3 million for the quarter ended March 31, 1994 compared to this quarter for the prior year.

     Gross profit decreased as a percentage of net sales from 13.8% to (9.9%) for the quarter ended March 31, 1994 compared to this same period for the prior year primarily due to an additional inventory realization provision of $4.3 million. This provision is based upon the Company's detailed review of its software titles, performed in conjunction with its acquisition by AmeriQuest. Reduced sales volumes experienced subsequent to the earthquake caused an overstock of certain software titles. Gross profit for the nine month period ended March 31, 1994 has decreased as a percentage of net sales from 13.4% to 6.8% compared to the same period for the prior year. This percentage decrease was primarily attributable to the Company's cash flow problems caused by the business interruption following the earthquake and the resulting third quarter writedowns of certain software title to realizable value. The Company did not earn cash discounts as it had in the past, it did not meet certain quarterly rebate quotas, and had to sell certain products at a discount in order to generate cash for operations. The Company increased its reserves for slow-moving inventory by $6.1 million during the third Quarter 1994.

     Selling, general and administrative (SG&A) expenses increased by $215,000 for the quarter ended March 31, 1994 compared to this period for the prior year. For the nine month period ended March 31, 1994 as compared to this period for the prior year, SG&A expenses have increased by $1.2 million due to increased salary and wage expenses of $600,000 and increased international SG&A costs of $500,000 caused by the growth of the Hong Kong and Malaysian operations.

     The Company incurred restructuring charges during the quarter ended March 31, 1994 of $484,000 due to consolidation of its warehousing facilities and the downsizing of the workforce. This amount is principally comprised of lease termination costs and severance expenses.

     The Company sustained an earthquake loss of approximately $2.8 million, net of insurance proceeds, comprised of damaged inventory and office equipment, and related costs.

     Operating income (loss) decreased by $12.8 million from a $2.0 million income to a $10.8 million loss for the quarter ended March 31, 1994 compared to this period for the prior year because of the decreased gross profit, additional SG&A costs, plus the non recurring restructuring and earthquake costs during the quarter ended March 31, 1994.

     Interest expense-net decreased from $732,000 to $674,000 for the quarter ended March 31, 1994 compared to this quarter for the prior year, and from $2.5 million to $2.1 million for the nine month period. These decreases were primarily the result of the Company's principal payments of $4,000,000 made in February, 1993 and $1,000,000 made in February, 1994 against its senior subordinated note, and from $74,000 of interest income recognized in December, 1993 resulting from a state tax refund.

     The Company's tax benefit for the quarter ended March 31, 1994 includes the recognition of the benefit of loss carrybacks of $1,104,000 offset by the elimination of the Company's deferred tax assets.


Recent Developments
- -------------------

     The Company has entered into an Agreement and Plan of Reorganization (the "Agreement") with AmeriQuest Technologies, Inc. ("AmeriQuest") and certain principal stockholders of Kenfil pursuant to which and subject to the terms and conditions therein, AmeriQuest will acquire Kenfil. The Agreement is incorporated by reference as Exhibit 2.1. Pursuant to the Agreement, certain of Kenfil's stockholders (who together hold approximately 51.9% of the outstanding common stock of Kenfil) would exchange (the "Exchange") their common stock of Kenfil ("Kenfil Common Stock") for common stock of AmeriQuest ("AmeriQuest Common Stock") at an exchange ratio of .34 shares of AmeriQuest Common Stock for each share of Kenfil Common Stock. Subsequent to the Exchange, and after appropriate stockholder approval, the remaining stockholders of Kenfil would convert their Kenfil Common Stock into AmeriQuest Common Stock (at the same ratio as in the Exchange) pursuant to a merger of a wholly-owned subsidiary of AmeriQuest with and into Kenfil, which would result in Kenfil becoming a wholly-owned subsidiary of AmeriQuest. Simultaneously with such merger, holders of approximately $7.3 million of Kenfil subordinated debt will exchange their debt for additional shares of AmeriQuest Common Stock. The transactions would result in AmeriQuest issuing approximately 3.9 million shares of Common Stock to the Kenfil stockholders and debtholders. The transactions are subject to a number of conditions, such as obtaining necessary consents, regulatory approvals and approvals of the stockholders of AmeriQuest and Kenfil. On April 5, 1994, the Company announced it has signed an agreement with AmeriQuest Technologies for AmeriQuest to acquire the Company. Under the terms of the agreement, the Company's stockholders will be entitled to receive .34 shares of AmeriQuest common stock for each share of the Company's common stock. The transaction is subject to meeting various conditions including obtaining necessary consents, regulatory approvals, shareholder approvals, and obtaining a working capital line of credit for the combined companies.

                        Liquidity and Capital Resources

     During the nine months ended March 31, 1994, current assets decreased by $10.2 million dollars, principally due to a $13.5 million decrease in accounts receivable caused by lower sales levels, offset by an increase in inventory of $2.3 million, which was caused by the Company increasing inventory in the prior quarter in anticipation of enhanced sales to CompUSA which did not materialize in the three months ended March 31, 1994 offset by additional reserves for slow-moving inventory of $6.1 million. The Company's line of credit decreased by $7.5 million dollars for the nine months ended March 31, 1994 due to the reduction of the accounts receivable collateral base. Accounts payable increased during this period by $9.8 million due to reduced availability under the line of credit.

     The Company has a senior line of credit facility with American National Bank and Trust Company of Chicago. The facility is secured by a lien on substantially all of the Company's assets. The available amount fluctuates based on an asset borrowing base, with a maximum facility currently of $20.0 million, and bears interest as of March 31, 1994 at the bank's corporate base rate (6.25% at March 31, 1994) plus 1.5%. The facility is a committed facility that expired on April 30, 1994 and although the Company has received a letter of non-renewal from American National Bank and Trust, the bank has extended the facility through May 31, 1994. The Company is exploring alternative financing sources.
In connection with the proposed acquisition by AmeriQuest, the Company and AmeriQuest are in the process of seeking financing for the combined companies. If this financing is completed, the Company's senior line of credit will be repaid in full. There can be no assurances that such new financing though the acquisition can be completed, the existing facility extended beyond May 31, 1994, alternative source of funds found, or that any such extension or alternative source of funding will not be on terms less favorable to the Company than the current facility. If the acquisition and new financing is not completed, the facility is not extended beyond May 31, 1994, or alternative financing not found, the Company will not be able to repay the outstanding balance under the facility which would have a material adverse impact on its operations and financial condition.

     As of March 31, 1994, the Company was not in compliance with the inventory turnover covenant, net worth covenant, interest coverage covenant and debt coverage covenant under its senior line of credit. The bank has agreed to forebear exercising certain of its remedies with respect to certain defaults through May 31, 1994. Nevertheless, the Company has not obtained a waiver as to such events of non-compliance. Under certain circumstances, such as if events of non-compliance other than those as to which the bank has agreed to forebear exercising its remedies occur prior to, or if the facility is not extended beyond, May 31, 1994, the bank may exercise its remedies under the credit facility, including declaring the outstanding amount of the loan immediately due and payable, which would have a material adverse effect on the Company's operations and financial condition.

     As of March 31, 1994, the Company had an outstanding balance of approximately $16.3 million on its credit facility, with approximately $750,000 available for borrowing.

     The Company also has an outstanding unsecured senior subordinated note issued to Chrysler Capital Corporation. The note bears interest payable semi-annually at a fixed rate of 13.91% per annum. The Company repaid $4 million of principal of the original $10 million note on February 4, 1993, from its public offering proceeds and paid $1.0 million in February 1994, leaving a remaining balance of $5 million as of March 31, 1994. Principal payments of $1.0 million are due and payable on each of January 31, 1995 and 1996 and of $3.0 million on January 31, 1997. As of March 31, 1994, the Company was not in compliance with the inventory turnover covenant, net worth covenant, interest coverage covenant and debt coverage covenant under its senior subordinated note. The Company has not obtained a waiver for such events of non-compliance. Under certain circumstances the lender may exercise its remedies under the applicable note documents, including declaring the outstanding amount of the note immediately due and payable, which would have a material adverse effect on the Company's operations and financial condition. This liability has been reclassified to short-term on the Company's balance sheet.

     In the event that the existing credit facility is not renewed, extended or replaced on improved terms, and any necessary waivers not obtained, the Company anticipates experiencing cash flow shortages which would most likely have a material adverse effect on the Company's financial position and operations.

     The Company believes that inflation has not had a material effect on its operations.

                          PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings.
        ------------------
        None.

ITEM 2: Changes in Securities.
        ----------------------
        None.

ITEM 3: Defaults Upon Senior Securities.
        --------------------------------
        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"

ITEM 4: Submission of Matters to a Vote of Security-Holders.
        ----------------------------------------------------
        None.

ITEM 5: Other Information.
        ------------------
        None.

ITEM 6: Exhibits and Reports on Form 8-K:
        ---------------------------------
        (a) Exhibits

2.1         Agreement and Plan of Reorganization, by and between Kenfil Inc.
            and AmeriQuest Technologies, Inc. and certain other persons, dated as of March 31, 1994 (previously filed as Exhibit 2.1 to Kenfil's Current Report on Form 8-K dated April 14, 1994 and incorporated herein by reference).

10.1 Amendment 5 and Forbearance Agreement dated April 29, 1994 in regard to the Company's Loan and Security Agreement with American National Bank and Trust.

10.2 Stock Pledge Agreement dated April 29, 1994 between the Company and American National Bank and Trust.

        (b) Reports
            None during the quarter ended March 31, 1994, however the Company filed a report on Form 8-K dated April 14, 1994 in regard to the Agreement and Plan of Reorganization with AmeriQuest Technologies, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Date: May 8, 1995

                                  Kenfil Inc.



                                            By /s/ Stephen G. Holmes
                                               ----------------------
                                               Stephen G. Holmes
                                               Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                           *Sequentially
Number                     Description                             Numbered Page
- -------                    -----------                             -------------

2.1 Agreement and Plan of Reorganization, by and between Kenfil Inc., and AmeriQuest Technologies, Inc. and certain other persons, dated as of March 31, 1994 (previously filed as Exhibit 2.1 to Kenfil's Current Report on Form 8-K dated April 14, 1994 and incorporated herein by reference).

10.1 Amendment No. 5 and Waiver and Forbearance Agreement to Amended and Restated Loan and Security Agreement dated as of April 29, 1994 between American National
         Bank and Trust Company and Kenfil Inc.

10.2 Stock Pledge Agreement between American National Bank and Trust Company and Kenfil Inc.










*This information appears only in the manually signed original of this Form 10-Q filed with the Securities Exchange Commission.