Form 10-K/A
period 1994-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-05-09
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 6)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 8th day of May, 1995.

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

SIGNATURE                                      TITLE                               DATE

/s/ Harold L. Clark                            Co-Chairman of the Board, Chief     May 8, 1995
- -------------------------------------------    Executive Officer and Director
Harold L. Clark                                (Principal Executive Officer)



/s/ Gregory A. White                           President, Chief Operating          May 8, 1995
- ----------------------------------------       Officer and Director
Gregory A. White



/s/ Stephen G. Holmes                          Secretary, Treasurer, Chief         May 8, 1995
- ----------------------------------------       Financial Officer and Director
Stephen G. Holmes                              (Principal Financial and
                                               Accounting Officer)

/s/ Marc L. Werner                             Chairman of the Board               May 8, 1995
- -----------------------------------------
Marc L. Werner**


/s/ Eric J. Werner                             Director                            May 8, 1995
- -------------------------------------------
Eric J. Werner**


/s/ Terren S. Peizer                           Director                            May 8, 1995
- -------------------------------------------
Terren S. Peizer**


/s/ William T. Walker, Jr.                     Director                            May 8, 1995
- -----------------------------------------
William T. Walker, Jr.**


/s/ William N. Silvis                          Director                            May 8, 1995
- -------------------------------------------
William N. Silvis**


/s/ Robert H. Beckett                          Director                            May 8, 1995
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

The following summarizes the cost of the Company's acquisitions (dollars in thousands):


                                           Common           Common Stock      Cash
    Company                                Shares Issued    Consideration     Consideration
    -------                                -------------    -------------     -------------

Completed by June 30, 1993
    Vitronix                                  100,000           $  150
                                            ---------            -----

Completed by June 30, 1994
    MSG                                       400,000              700
    Rhino                                     200,000              350           $ 50
    Kenfil,51%                              1,130,330            1,978
                                            ---------            -----
                                            1,730,330            3,028
                                            ---------            -----

Completed by September 1994 (Unaudited)
    Kenfil, 49%                             1,046,254            2,511
    Robec,  51%                             1,402,800            2,749

In process at September 1994 (Unaudited)
    Robec,  49%                             1,397,195
    NCD                                     1,864,767


The accompanying consolidated financial statements do not include the effects of those transactions not completed by June 30, 1994.


The acquisitions were accounted for using the purchase method and, accordingly, the financial statements include the results of their operations from the effective acquisition dates. As to

- --------------------------------------------------------------------------------

common stock consideration, all such acquisitions are reflected utilizing a per share valuation representing a discounted quoted market price, based upon weighted average discounts received on recently completed private equity cash transactions. This valuation represents a significant discount from quoted market prices due to the thin public trading volume and small public float of AmeriQuest common stock.

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