Form 10-Q/A
period 1994-09-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-05-09
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q/A

                               (Amendment No. 3)

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

                         AMERIQUEST TECHNOLOGIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


(Dollars in thousands)                              September 30,    June 30,
                                                       1994            1994
- ------------------------------------------------------------------------------
ASSETS
                                                         RESTATED
                                                         (SEE NOTE 5)

CURRENT ASSETS
  Cash                                                   $  1,378    $   3,200
  Accounts receivable, less
    allowances for doubtful
    accounts of $452 and $477                              42,687       24,708
    as of September 30, 1994 and June 30,
    1994, respectively
  Inventories                                              47,291       24,165
  Other current assets                                      1,668        1,627
                                                         --------     --------
                                                           93,024       53,700

PROPERTY AND EQUIPMENT, NET                                 4,043        4,078
INTANGIBLE ASSETS, NET                                     11,813        6,490
OTHER ASSETS                                                1,142          877
                                                         --------     --------
                                                         $110,022     $ 65,145
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $ 29,722     $ 23,408
  Notes payable                                            43,211       23,059
  Other current liabilities                                 5,358        2,361
                                                         --------     --------
    Total current liabilities                              78,291       48,828

SUBORDINATED NOTES PAYABLE                                      -        3,175
                                                         --------     --------
DEFERRED INCOME TAXES                                         267          267
                                                         --------     --------
MINORITY INTEREST                                           2,800            -
                                                         --------     --------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
    authorized 30,000,000 shares; issued
    and outstanding, 17,136,935 and
    9,857,779 shares, respectively                            171           99
  Additional paid-in capital                               44,175       27,345
  Retained deficit                                        (15,682)     (14,569)
                                                         --------     --------
    Total stockholders' equity                             28,664       12,875
                                                         --------     --------
                                                         $110,022     $ 65,145
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

The accompanying notes are an integral part of these consolidated financial statements.

Business acquired: During the first quarter of 1995, the Company acquired businesses summarized as follows:

        Fair value of assets acquired                                 34,595
        Liabilities assumed                                          (19,520)
        Common stock issued                                          (15,075)
                                                                    ---------

        Cash paid                                                          0
        Less cash acquired                                               302
                                                                    ---------

        Net cash received from acquisition                               302
                                                                    =========

                         AMERIQUEST TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                              September 30, 1994
                                  (UNAUDITED)

                                                                                       Additional        Retained
                                                                 Common Stock           Paid-in          (Deficit)
(Dollars in thousands)                                       Shares      Amount         Capital           Earnings
- ------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1992                                   2,925,523    $ 29           14,757            $ (6,834)
Common stock issued to unrelated parties                      143,000       2              286                   -
Common stock issued for acquisitions                          100,000       1              149                   -
Exercise of employee stock options                             12,187       -               18                   -
Net income for the year ended June 30, 1993                         -       -                -                 236
- ------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1993                                   3,180,710    $ 32           15,210            $ (6,598)
Common stock issued to unrelated parties                    4,905,072      49            9,054                   -
Exercise of employee stock options                             41,667       1               70                   -
Common stock issued for acquisitions                        1,730,330      17            3,011                   -
Net (loss) for the year ended June 30, 1994                         -       -                -              (7,971)
- ------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1994                                   9,857,779    $ 99          $27,345            $(14,569)
Common stock issued to unrelated parties (Note 4)             532,000       5            1,325                   -
Exercise of employee stock options                              3,700       -                5                   -
Common stock issued for acquisitions (Note 3)               6,743,456      67           15,500                   -
Net (loss) for the three months ended                               -       -                -              (1,113)
  September 30, 1994
- ------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1994                              17,136,935   $171          $44,175            $(15,682)
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

    The following summarizes the cost of the Company's acquisitions (dollars in thousands):



                                         Common Shares   Common Stock
Company                                     Issued       Consideration   Cash Consideration
- -------                                  -------------   -------------   ------------------

   Completed by June 30, 1994
      MSG                                      400,000      $      700
      Rhino                                    200,000             350           $50
      Kenfil, 51%                            1,130,330           1,978
                                             ---------      ----------
                                             1,730,330      $    3,028
                                             ---------      ----------

   Completed by September 30, 1994
      Kenfil, 49%                            1,046,254      $    2,511
      Robec, 51%                             1,402,805           2,749
      Kenfil, vendors                        2,400,037           5,761
      Kenfil, debt conversion                1,894,360           4,546
                                             ---------      ----------
                                             6,743,456      $   15,567
                                             ---------      ----------

   In process at September 30, 1994
      Robec, 49%                             1,397,195
      NCD                                    1,864,767


   The acquisitions were accounted for using the purchase method and, accordingly, the financial statements include the results of their operations from the effective acquisition dates. As to common stock consideration, all such acquisitions are reflected utilizing a per share valuation representing a discounted quoted market price, based upon weighted average discounts received on recently completed private equity cash transactions. This valuation represents management's best estimate of the fair value of the Company's common stock. This valuation represents a significant discount from quoted market prices due to the thin public trading volume and small public float of AmeriQuest common stock.

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

   The pro forma effects of the Kenfil, Robec and NCD acquisitions as if they occurred at the beginning of each period follow (dollars in thousands except per share data):

                                      Three Months Ended
                                         September 30,
                                    1994            1993
                                 -----------     -----------
   Net sales                     $   133,191     $   158,316
   Gross profit                        9,409          17,301
   Net (loss)                         (4,352)            (26)

   Net (loss) per common
   share and common stock
   equivalent                    $     (0.21)    $         _
                                 ===========     ===========
   Weighted average shares        20,647,186      10,291,528
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

   During the three month period ended September 30, 1994, intangibles increased approximately $5.3 million. This increase primarily relates to the Company's acquisition of the remaining 49 percent of Kenfil.

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

   The Company modified its method to determine the fair value of its common stock issued in connection with recent acquisitions and related transactions. The Company's valuations are based on a discounted quoted market price based upon a weighted average of discounts received in recently completed private equity cash transactions. The Company's condensed consolidated financial statements included herein have been restated for this change. The effect of this restatement is to increase total assets by $2,114,000 and stockholders' equity by $492,000 at September 30, 1994.

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


                              Increase (Decrease) During
                             Quarter Ended September 30,
                              Compared to June 30, 1994
                             ----------------------------

Sales
  Due to acquisitions                   20,817
  Continuing operations                  4,042
  Restructuring                              -
  Net change                            24,859

Gross Profit
  Due to acquisitions                    1,913
  Continuing operations                    (79)
  Restructuring                              -
  Net change                             1,834

Operating Expenses
  Due to acquisitions                    1,845
  Continuing operations                 (2,483)
  Net change                              (638)

Other (Income) Expense
  Due to acquisitions                     (357)
  Continuing operations                    (57)
  Restructuring                              -
  Net change                              (414)

Net Income
  Due to acquisitions                     (289)
  Continuing operations                  2,461
  Net change                             2,172


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

Inventory and receivables increased during the period due to the Robec and NCD acquisitions. Acquired inventory and receivables were recorded at their estimated fair market value. Inventory reserves decreased during the period due to the liquidation of aged inventory. Inventory reserves are summarized below:

                                       Quarter ended September 30,
                                         (Dollars in thousands)

                                          1994            1993
                                         -------         ------
Inventory at September 30,
net of reserve                           $47,291         $8,695
                                         -------         ------

   Beginning balance                       2,633          7,600
   Charged to expense                        868            150

   Deductions from disposition                 -           (500)
                                         -------         ------

   Ending balance                        $ 3,501         $7,250
                                         -------         ------


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


Date:  May 8, 1995                    By: /s/  HAROLD L. CLARK
      -----------------                     -----------------------------------
                                            Harold L. Clark
                                            Chief Executive Officer


Date:  May 8, 1995                    By: /s/  STEPHEN G. HOLMES
      -----------------                     -----------------------------------
                                            Stephen G. Holmes
                                            Chief Financial Officer