Form 10-Q/A
period 1994-12-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-05-09
CIK 764864

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

                         AMERIQUEST TECHNOLOGIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars in thousands)                    December 30,             June 30,
                                              1994                   1994
- ------------------------------------------------------------------------------
                                           (RESTATED
                                          SEE NOTE 7)
ASSETS

CURRENT ASSETS
  Cash                                    $       4,407          $      3,200
  Accounts receivable, less
    allowances for doubtful
    accounts of $1,227 and $452                  66,781                24,708
    as of December 30, 1994 and June 30,
    1994, respectively
  Inventories                                    79,944                24,165
  Other current assets                            2,774                 1,627
                                           -------------          ------------
    Total current assets                        153,906                53,700

PROPERTY AND EQUIPMENT, NET                       5,326                 4,078
INTANGIBLE ASSETS, NET                           27,522                 6,490
OTHER ASSETS                                        972                   877
                                           -------------          ------------
                                          $     187,726          $     65,145
                                           =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $      58,762          $     23,408
  Notes payable                                  72,706                23,059
  Other current liabilities                       3,254                 2,361
                                           -------------          ------------
    Total current liabilities                   134,722                48,828
                                           -------------          ------------

LONG-TERM OBLIGATIONS                             1,029                   267
                                           -------------          ------------
SUBORDINATED NOTES PAYABLE                       18,000                 3,175
                                           -------------          ------------
MINORITY INTEREST                                 2,800                     -
                                           -------------          ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
    authorized 30,000,000 shares; issued
    and outstanding, 20,974,736 and
    9,857,779 shares, respectively                  210                    99
  Additional paid-in capital                     52,828                27,345
  Retained deficit                              (20,738)              (14,569)
  Receivables from affiliates                    (1,125)                    -
                                           -------------          ------------
    Total stockholders' equity                   31,175                12,875
                                           -------------          ------------
                                          $     187,726          $     65,145
                                           =============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

(Dollars in thousands)                                      Three Months Ended                               Six Months Ended
                                                                December 30,                                     December 30,
                                              -------------------------------------------------------------------------------------
                                                         1994                    1993                     1994                1993
                                              -------------------------------------------------------------------------------------
                                                    (RESTATED                                        (RESTATED
                                                  SEE NOTE 7)                                      SEE NOTE 7)
NET SALES                                   $        123,529          $       20,286          $       173,005       $      39,846
COST OF SALES                                        117,052                  16,666                  161,756              33,060
                                              ---------------           --------------         ---------------       --------------
  Gross profit                                         6,477                   3,620                   11,249               6,786

OPERATING EXPENSES
  Selling, general and administrative                  9,596                   3,498                   14,821               6,527
  Restructuring charge                                     -                   5,000                        -               5,000
                                              ---------------           --------------         ---------------       --------------
                                                       9,596                   8,498                   14,821              11,527
                                              ---------------           --------------         ---------------       --------------
  (Loss) from operations                              (3,119)                 (4,878)                  (3,572)             (4,741)

OTHER (INCOME) EXPENSE
  Other (income) expense                                 349                     (47)                     282                  11
  Interest expense                                     1,588                     119                    2,315                 137
                                              ---------------           --------------         ---------------       --------------
                                                       1,937                      72                    2,597                 148
                                              ---------------           --------------         ---------------       --------------
  Net (loss)                                $         (5,056)          $      (4,950)         $        (6,169)      $      (4,889)
                                              ===============           ==============         ===============       ==============

  Net (loss) per common share and common
       stock equivalent (Note 2)            $          (0.25)         $        (1.07)         $         (0.40)      $       (1.24)
                                              ===============           ==============         ===============       ==============

       Weighted average shares                    19,834,322               4,607,198               15,458,468           3,935,530
                                              ===============           ==============         ===============       ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                            AMERIQUEST TECHNOLOGIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months Ended December 30,
                                                                  ------------------------------
(Dollars in thousands)                                                         1994         1993
- -----------------------------------------------------------------------------------------------------
                                                                          (RESTATED
                                                                        SEE NOTE 7)
Cash Flow from Operating Activities
Net (loss)                                                            $      (6,169)   $  (4,889)
Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                               1,267          513
  Provision for losses on accounts receivable                                 1,514          (88)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               (9,182)      (1,849)
    (Increase) decrease in inventories and other                            (14,194)      (2,568)
    (Increase) decrease in other assets                                         600        1,502
    Increase (decrease) in accounts payable and other                       (10,058)          63
- -----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         (36,222)      (7,316)
- -----------------------------------------------------------------------------------------------------
Cash Flow from Investing Activities
  Purchases of property and equipment                                        (1,047)        (582)
  Net cash paid for acquisition of businesses                                (1,973)         (50)
- -----------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                      (3,020)        (632)
- -----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from line of credit borrowings, net                               17,512        2,195
  Proceeds from subordinated debt, less refundings                           18,000            -
  Proceeds from sale of common stock                                          4,937        5,984
- -----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    40,449        8,179
- -----------------------------------------------------------------------------------------------------
Increase ( decrease) in cash                                                  1,207          231
Cash-beginning of the year                                                    3,200        1,020
- -----------------------------------------------------------------------------------------------------
Cash-end of the year                                                  $       4,407 $      1,251
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

                         AMERIQUEST TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                               December 30, 1994
                                  (UNAUDITED)

                             (RESTATED SEE NOTE 7)

                                                                                     Additional      Retained
                                                           Common Stock              Paid-in         (Deficit)
(Dollars in thousands)                                  Shares       Amount          Capital          Earnings
- ---------------------------------------------------------------------------------------------------------------
Balances at June 30, 1992                                 2,925,523   $  29           14,757         $  (6,834)
Common stock issued to unrelated parties                    143,000       2              286                 -
Common stock issued for acquisitions                        100,000       1              149                 -
Exercise of employee stock options                           12,187       -               18                 -
Net income for the year ended June 30, 1993                       -       -                -               236
- ---------------------------------------------------------------------------------------------------------------

Balances at June 30, 1993                                 3,180,710   $  32           15,210         $  (6,598)
Common stock issued to unrelated parties                  4,905,072      49            9,054                 -
Exercise of employee stock options                           41,667       1               70                 -
Common stock issued for acquisitions                      1,730,330      17            3,011                 -
Net (loss) for the year ended June 30, 1994                       -       -                -            (7,971)
- ---------------------------------------------------------------------------------------------------------------

Balances at June 30, 1994                                 9,857,779   $  99          $27,345         $ (14,569)
Common stock issued to related parties (Note 4)           2,588,400      26            6,006                 -
Exercise of employee stock options                           20,334       -               30                 -
Common stock issued for acquisitions (Note 3)             8,508,223      85           19,447                 -
Net (loss) for the six months ended
  December 30, 1994                                               -       -                -            (6,169)
- ---------------------------------------------------------------------------------------------------------------
Balances at December 30, 1994                            20,974,736   $ 210          $52,828        $  (20,738)
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

The following summarizes the cost of the Company's acquisitions (dollars in thousands):

                                       Common Shares     Common Stock    Cash Consideration and
Company                                    Issued       Consideration       Transaction Cost
- -------                                --------------   --------------   ----------------------

Completed by June 30, 1994
      MSG                                    400,000          $   700
      Rhino                                  200,000              350                $   50
      Kenfil, 51%                          1,130,330            1,978
                                           ---------          -------
                                           1,730,330          $ 3,028
                                           ---------          -------

Completed by December 30, 1994
      Kenfil, 49%                          1,046,254          $ 2,511                $  785
      Robec, 51%                           1,402,805            2,749                   265
      Kenfil, vendors                      2,400,037            5,761
      Kenfil, debt conversion              1,894,360            4,546
      NCD                                  1,864,767            4,140                 3,400
      MSG contingency                       (100,000)            (175)
                                           ---------          -------
                                           8,508,223          $19,532
                                           ---------          -------

   In process at January 1995
       Robec, 49%                          1,397,195

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

The pro forma effects of the acquisitions as if they occurred at the beginning of each period follow (dollars in thousands except per share data):


                                        Three Months Ended December 30,          Six Months Ended December 30,
                                           1994              1993                     1994           1993
                                        ------------    ---------------          ------------   --------------
Net sales                               $   143,377       $   176,440             $   276,568     $    334,756
Gross profit                                  8,060            14,717                  17,469           32,018
Net (loss)                                   (5,451)          (13,545)                 (9,387)         (13,519)

Net (loss) per common
  share and common stock
  equivalent                            $     (0.27)      $     (1.02)            $     (0.44)     $     (1.03)

Weighted average shares                  20,455,911        13,215,421              21,364,963       13,087,777
                                        -----------       -----------             -----------      -----------

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


During the three month period ended December 30, 1994, intangibles increased approximately $15.7 million. The November 1994 acquisition of NCD contributed $9.8 million of this increase. The remaining $5.9 million related to additional purchase price allocation adjustments associated with the Kenfil acquisition. During the second quarter 1994, the Company completed its detailed review of acquired Kenfil inventory and determined that a large portion of acquired titles would need to be liquidated. The $5.9 million purchase price allocation adjustment was required to state the acquired Kenfil inventory at its net realizable value at the date of acquisition.

4.  COMMON STOCK

Common stock issued to related parties and others during the six months ended December 30, 1994 follows:

                                          Common
Date                    Purchaser         Shares       Proceeds
- -----------------   -----------------   ----------  --------------
                                                    (In Thousands)

September 1994      Computer 2000 AG,      532,000     $1,236
                    a publicly traded
                    German company(1)

October 1994        Private placement(2)   516,400      1,188

October and
November 1994       Private placement(3) 1,540,000      3,608
                                         ---------     ------
                                         2,588,400     $6,032
                                         =========     ======

(1) Computer 2000 AG was not related at the date of making this investment, but subsequently entered into an Investment Agreement with the Company on November 14, 1994 pursuant to which it loaned $18 million to the Company in the first step of a transaction pursuant to which Computer 2000 may acquire 51% of the Company.

(2) Includes purchases by an affiliate of the Chairman of the Board, two officers and directors, one employee and an outside consultant.

(3) Includes purchases by two directors totaling 290,000 shares as participants in a placement to independent investors, two of which had earlier invested in the Company.

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

   In addition, the Company provided an additional $600,000 in allowances for bad debts. This was due to the identification of uncollectable accounts associated with lower volume and higher credit risk customers. The Company is in the process of repositioning it's customer base to focus on higher volume customers.

   The $300,000 provision for other asset write downs is associated with the closure of certain sales offices.


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


7. RESTATEMENT

   The unaudited condensed consolidated financial statements for the first quarter ended September 30, 1994, have been restated to reflect certain duplicate operating costs associated with the recent Kenfil acquisition as operating expenses of the Company, rather than purchase accounting adjustments. The effect of the restatement for the three months ended September 30, 1994 is to increase selling, general and administrative expenses by $700,000 and increase the loss from operations and the net loss by this same amount. The net loss per share for the first quarter 1994 increased from ($0.04) to ($0.10) as a result of this restatement.

   The restatement resulted from management's continued review of its purchase accounting policies regarding the Kenfil acquisition and the determination that certain costs required to integrate the Kenfil business did not meet the APB number 16 criteria for purchase accounting.

   The Company modified its method to determine the fair market value of its common stock issued in connection with recent acquisition and related transactions. The Company's valuations are based on a discounted quoted market price based upon a weighted average of discounts received in recently completed private equity cash transactions. The Company's condensed consolidated financial statements included herein have been restated for this change. The effect of this restatement is to increase stockholders' equity by $4.6 million at December 30, 1994 and to increase the net loss for the three and six month periods ended December 30, 1994 by $173,000.

ITEM 2. MANAGEMENT'S' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

SUMMARY

The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                        Percent of Net Sales     Percent of Net Sales
                                       ----------------------   -----------------------
                                         Three Months Ended        Six Months Ended
                                            December 30,             December 30,
                                        1994           1993           1994       1993
                                       ---------------------       --------------------
Net sales                              100.0%          100.0%          100.0%    100.0%

Cost of sales                           94.8%           82.2%           93.5%     83.0%

Gross profit, including inventory
   writedowns                            5.2%           17.8%            6.5%     17.0%

Selling, general and
   administrative, including
   receivable writedowns                 7.7%           17.2%            8.5%     16.4%

Restructuring charge                       -            24.6%              -      12.5%

Interest and other expense, net          1.6%            0.4%            1.5%      0.4%

Net (loss)                             (4.1)%         (24.4)%          (3.5)%   (12.3)%


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


RESULTS OF OPERATIONS

For the three and six months ended December 30, 1994, net sales increased appreciably as contrasted to the same period in the prior year due to the acquisitions of NCD, Robec and Kenfil during November, 1994, September, 1994 and June, 1994, respectively. Net sales contributed by these acquisitions during the three and six months ended December, 1994 were $19,732 and $94,996, respectively.

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


In addition, the Company provided an additional $600,000 in allowances for bad debts. This was due to the identification of uncollectable accounts associated with lower volume and higher credit risk customers. The Company is in the process of repositioning it's customer base to focus on higher volume customers.


The $300,000 provision for other assets write downs is associated with the closure of certain sales offices.

Interest expense increased substantially for the three and six months ended December 30, 1994, when compared to the same period one year earlier, reflecting the increased financing associated with the acquired operations.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations by sales of common stock, subordinated indebtedness and bank borrowings. At December 30, 1994, the Company had $4.4 million in cash, and had borrowed approximately $73 million against its existing lines of credit. The Company experienced negative operating cash flow of $36.2 million during the six months ended December 30, 1994 compared to negative operating cash flow of $7.3 million in the same period of the prior year. Operating cash flow was used during the current year period to invest in business integration activities associated with the current year acquisitions discussed above and investment in working capital required to support the significant increase in business volume associated with the acquired distribution companies. The Company's continued product distribution emphasis and proposed expansion will require substantial additional capital resources through fiscal 1995. At December 1994, AmeriQuest has working capital lines of credit of over $80 million. Borrowings under these accounts bear interest at from 1 to 3 percent over the prime rate and are limited to specified percentages of eligible accounts receivable (a borrowing base in excess of $50 million) and inventories (a borrowing base of over $50 million). Based on contractual advance rates, at March 10, 1995, the Company had credit line availability of approximately $5 million.

During the three month period ended December 30, 1994, intangibles increased approximately $15.7 million. The November 1994 acquisition of NCD contributed $9.8 million of this increase. The remaining $5.9 million related to additional purchase price allocation adjustments associated with the Kenfil acquisition. During the second quarter 1994, the Company completed its detailed review of acquired Kenfil inventory and determined that a large portion of acquired software titles would need to be liquidated. The $5.9 million purchase price allocation adjustment was required to state the acquired Kenfil inventory at its net realizable value at the date of acquisition.

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