Form 10-K/A
period 1994-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-05-19
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 7)

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

                                ---------------

     Richard M. Terrell, et al. vs. AmeriQuest Technologies, Inc., was filed
     ------------------------------------------------------------
December 20, 1994 in the Circuit Court of the State of Oregon for the County of Washington, Case No. C941228CV. The Company learned by happenstance during the week of May 11, 1995 that default judgments in the amount of $15.9 million were entered against it and its former Chief Executive Officer in the Circuit Court of Washington County, Oregon on February 17, 1995 in favor of certain shareholders of defunct Microware Corporation ("Microware"). The lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993. The Company has retained Oregon counsel to proceed vigorously with efforts to petition the Court to vacate the judgment based upon the fact that the Company's registered agent was not served and the judgment was taken without the Company's consent or appearance. In the opinion of management the suit is without merit. The Plaintiffs' claims are premised on a Share Exchange Agreement dated January 14, 1993 by and between the Company and the Plaintiffs, which was terminated on January 21, 1993 in light of an ever continuing and accelerating deterioration in the operations of Microware, which the Company believed to constitute a "material adverse change" under the Share Exchange Agreement.

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

   At March 31, 1995, AmeriQuest had working capital lines of credit of over $80 million. Borrowings under these accounts bear interest at from 1 to 3 percent over the prime rate and are limited to specified percentages of eligible accounts receivable (a borrowing base in excess of $50 million) and inventories (a borrowing base of over $50 million). At March 31, 1995 the Company's borrowings from its primary lender exceeded its collaterialized base by approximately $7.5 million. The Company is currently negotiating an expansion of its collateral with its lenders. Based on contractual advance rates, at May 12, 1995, the Company expects to have credit line availability of approximately $5 million, once the collateral expansion is complete. However, it should also be noted that at May 12, 1995, the Company was in default to its primary lender by reason of both (i) its borrowings exceeding its collateral base and (ii) the entry of a judgment in Oregon on February 17, 1995 totaling $15.9 million. (For additional information see Item 3. Legal Proceedings.) Accordingly, no assurance can be given that the Company's primary lender will continue to forbear collection of the debt owed to it or increase the line of credit.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 18th day of May, 1995.

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

SIGNATURE                                      TITLE                               DATE

/s/ Harold L. Clark                            Co-Chairman of the Board, Chief     May 18, 1995
- -------------------------------------------    Executive Officer and Director
Harold L. Clark                                (Principal Executive Officer)



/s/ Gregory A. White                           President, Chief Operating          May 18, 1995
- ----------------------------------------       Officer and Director
Gregory A. White



/s/ Stephen G. Holmes                          Secretary, Treasurer, Chief         May 18, 1995
- ----------------------------------------       Financial Officer and Director
Stephen G. Holmes                              (Principal Financial and
                                               Accounting Officer)

/s/ Marc L. Werner                             Chairman of the Board               May 18, 1995
- -----------------------------------------
Marc L. Werner**


/s/ Eric J. Werner                             Director                            May 18, 1995
- -------------------------------------------
Eric J. Werner**


/s/ Terren S. Peizer                           Director                            May 18, 1995
- -------------------------------------------
Terren S. Peizer**


/s/ William T. Walker, Jr.                     Director                            May 18, 1995
- -----------------------------------------
William T. Walker, Jr.**


/s/ William N. Silvis                          Director                            May 18, 1995
- -------------------------------------------
William N. Silvis**


/s/ Robert H. Beckett                          Director                            May 18, 1995
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

As described in Note 8 to the Consolidated Financial Statements, in May 1995, the Company became aware that default judgments were entered against it and its former Chief Executive Officer in the Circuit Court of Washington County, Oregon on February 17, 1995, in favor of certain shareholders of now defunct Microware Corporation, related to its proposed acquisition by the Company which was terminated in fiscal 1993. Based on discussions with counsel, management believes that the judgment should be vacated such that it will not have an adverse effect on the Company's future financial position or its results of operations. As a result, no provision for any liability resulting from this judgment has been made in the accompanying financial statements.

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



                                                    /s/ ARTHUR ANDERSEN LLP
                                                        ARTHUR ANDERSEN LLP

Orange County, California

September 30, 1994 (except
with respect to the matter
discussed in Note 8, as to
which the date is May 17, 1995)

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

Richard M. Terrell, et al. vs. AmeriQuest Technologies, Inc., was filed
- ------------------------------------------------------------
December 20, 1994 in the Circuit Court of the State of Oregon for the County of Washington, Case No. C941228CV. The Company learned by happenstance during the week of May 11, 1995 that default judgments in the amount of $15.9 million were entered against it and its former Chief Executive Officer in the Circuit Court of Washington County, Oregon on February 17, 1995 in favor of certain shareholders of defunct Microware Corporation ("Microware"). The lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993. The Company has retained Oregon counsel to proceed vigorously with efforts to petition the Court to vacate the judgment based upon the fact that the Company's registered agent was not served and the judgment was taken without the Company's consent or appearance. In the opinion of management the suit is without merit. The Plaintiffs' claims are premised on a Share Exchange Agreement dated January 14, 1993 by and between the Company and the Plaintiffs, which was terminated on January 21, 1993 in light of an ever continuing and accelerating deterioration in the operations of Microware, which the Company believed to constitute a "material adverse change" under the Share Exchange Agreement.

Based on discussions with counsel, management believes that substantial grounds exist for vacating the judgment and that the judgment should be vacated such that it will not have an adverse effect on the Company's future financial position or its results of operations.

The Company is a party to various other legal matters. Based on discussions with counsel, management believes that the outcome of these matters will not have an adverse effect on the Company's future financial position or its results of operations.

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