Form 10-Q
period 1995-03-31
AMERIQUEST TECHNOLOGIES INC
filed 1995-05-19
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

Commission File Number 1-10397



                        AMERIQUEST TECHNOLOGIES, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      33-0244136
- ---------------------------------------           ------------------------------
   (State of other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

3 Imperial Promenade, Santa Ana, CA                          92707
- ---------------------------------------           ------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number:                           (714) 437-0099


2722 Michelson Drive, Irvine, CA.                              92715
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days.

                                  Yes  X      No
                                      ----       ----

              At March 31, 1995 there were 20,984,736 shares of
                  the Registrant's Common Stock outstanding.

                         AMERIQUEST TECHNOLOGIES, INC.


                                     INDEX

PART I.   FINANCIAL INFORMATION


     Item 1.  Financial Statements..............................    1

       Statement Regarding Financial Information................    3

       Consolidated Condensed Balance Sheets
          March 31, 1995 and June 30, 1994......................    4

       Consolidated Condensed Statements of Income
          Three and Nine Months Ended March 31, 1995
          and 1994..............................................    5

       Consolidated Condensed Statements of
          Cash Flows - Nine Months Ended
          March 31, 1995 and 1994...............................    6

       Consolidated Statements of Shareholders' Equity
          March 31, 1995........................................    7

       Notes to Consolidated Condensed Financial
          Statements - March 31, 1995...........................    8


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations......13-15

  PART II.  OTHER INFORMATION...................................   16

  SIGNATURES....................................................   17


                         PART I.  FINANCIAL INFORMATION

                         AMERIQUEST TECHNOLOGIES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995

                         ITEM I.  FINANCIAL STATEMENTS
                                  --------------------


The financial statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. (The "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the Annual Report on Form 10-K/A (Amendment No. 7) for the fiscal year ended June 30, 1994 as filed with the Securities and Exchange Commission.

                         AMERIQUEST TECHNOLOGIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars in thousands)                               March 31,    June 30,
                                                       1995        1994
- --------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                               $    425    $  3,200
  Accounts receivable, less
     allowances for doubtful
     accounts of $7,423 and $452)                      58,765      24,708
  Inventories                                          69,185      24,165
  Other current assets                                  3,337       1,627
                                                     --------    --------
     Total current assets                             131,712      53,700

PROPERTY AND EQUIPMENT, NET                             6,002       4,078
INTANGIBLE ASSETS, NET                                 29,751       6,490
OTHER ASSETS                                            1,727         877
                                                     --------    --------
                                                     $169,192    $ 65,145
                                                     ========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $ 45,819    $ 23,408
  Notes payable                                        68,951      23,059
  Other current liabilities                             5,134       2,361
                                                     --------    --------
     Total current liabilities                        119,904      48,828
                                                     --------    --------

LONG-TERM OBLIGATIONS                                     572         267
                                                     --------    --------

SUBORDINATED NOTES PAYABLE                             18,000       3,175
                                                     --------    --------

MINORITY INTEREST                                       2,800           -
                                                     --------    --------


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
     authorized 30,000,000 shares; issued
     and outstanding, 20,984,736 and 9,857,779,           210          99
     respectively                                      52,843      27,345
  Additional paid-in capital                          (24,012)    (14,569)
  Retained deficit                                     (1,125)          -
  Receivables from affiliates                        --------    --------
                                                       27,916      12,875
     Total stockholders' equity                      --------    --------
                                                     $169,192      65,145
                                                     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

(Dollars in thousands)                         Three Months Ended           Nine Months Ended
                                                   March 31,                    March 31,
                                           --------------------------   --------------------------
                                               1995          1994           1995          1994
                                           ------------   -----------   ------------   -----------

NET SALES                                  $   132,659    $   23,130    $   305,664    $   62,976
COST OF SALES                                  123,573        20,284        285,329        53,344
                                           -----------    ----------    -----------    ----------
  Gross Profit                                   9,086         2,846         20,335         9,632

OPERATING EXPENSES
  Selling, general and administrative           10,514         2,454         25,335         8,981
  Restructuring charge                               -             -              -         5,000
                                           -----------    ----------    -----------    ----------
                                                10,514         2,454         25,335        13,981
                                           -----------    ----------    -----------    ----------
  Income (Loss) from operations                 (1,428)          392         (5,000)       (4,349)

OTHER (INCOME) EXPENSE
  Other (income) expense                             0           (56)           282           (45)
  Interest expense                               1,846           245           4161           382
                                           -----------    ----------    -----------    ----------
                                                 1,846           189          4,443           337
                                           -----------    ----------    -----------    ----------
Net Income (loss)                          $    (3,274)   $      203    $    (9,443)   $   (4,686)
                                           ===========    ==========    ===========    ==========


Net Income (loss) per common share
     and common stock
     equivalent (Note 2)                        $(0.16)        $0.03         $(0.52)       $(0.90)
                                           ===========    ==========    ===========    ==========

     Weighted average shares                20,972,847     7,975,734     18,192,672     5,226,471
                                           ===========    ==========    ===========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                            AMERIQUEST TECHNOLOGIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Nine Months Ended March 31,
(Dollars in thousands)                                        1995         1994
- -----------------------------------------------------------------------------------

Cash Flow from Operating Activities                         $ (9,443)   $ (4,686)
Net (loss)
Adjustments to reconcile net (loss) to
  Net cash provided by operating activities:
  Depreciation and amortization                                2,487         986
  Provision for losses on accounts receivable                  2,208         201
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable               (1,860)     (1,764)
     (Increase) decrease in inventories and other             (3,435)     (3,307)
     (Increase) decrease in other assets                        (718)      1,193
     Increase (decrease) in accounts payable and other       (24,306)     (2,845)
- ---------------------------------------------------------------------------------
Net cash provided by (used in) operating activities          (35,067)    (10,222)
- ---------------------------------------------------------------------------------
Cash Flow from Investing Activities
  Purchases of property and equipment                         (1,988)     (1,339)
  Net cash paid for acquisition of businesses, net of
     acquired cash of $1,656                                  (1,973)        (50)
- ---------------------------------------------------------------------------------
Net Cash (used in) investing activities                       (3,961)     (1,389)
- ---------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from line of credit borrowings, net                13,301      27,135
  Proceeds from subordinated debt, less refundings            18,000     (21,745)
  Proceeds from sale of common stock                           4,952       5,588
- ---------------------------------------------------------------------------------
Net cash provided by financing activities                     36,253      10,978
- ---------------------------------------------------------------------------------
Increase (decrease) in cash                                   (2,775)       (633)
Cash-beginning of the year                                     3,200       1,020
- ---------------------------------------------------------------------------------
Cash-end of the year                                        $    425    $    387
- ---------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
Interest on line of credit:  During the nine months ended March 31, 1995 and
                             1994, the Company paid interest costs of $1,696,000
                             and $382,000, respectively.
Income taxes:                During the nine months ended March 31, 1995 and
                             1994, the Company made no tax payments.

The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1995
                                  (UNAUDITED)

                                                                           Additional   Retained
                                                        Common Stock        Paid-In     (Deficit)
(Dollars in thousands)                                 Shares     Amount    Capital     Earnings
- -------------------------------------------------------------------------------------------------
Balances at June 30, 1992                             2,925,523     $ 29      $14,757   $ (6,834)
Common stock issued to unrelated parties                143,000        2          286          -
Common stock issued for acquisitions                    100,000        1          149          -
Exercise of employee stock options                       12,187        -           18          -
Net income for the year ended June 30, 1993                   -        -            -        236
- -------------------------------------------------------------------------------------------------
Balances at June 30, 1993                             3,180,710     $ 32      $15,210   $ (6,598)
Common stock issued to unrelated parties              4,905,072       49        9,054          -
Exercise of employee stock options                       41,667        1           70          -
Common stock issued for acquisitions                  1,730,330       17        3,011          -
Net (loss) for the year ended June 30, 1994                            -            -     (7,971)
- -------------------------------------------------------------------------------------------------
Balances at June 30, 1994                             9,857,779     $ 99      $27,345   $(14,569)
Common stock issued to related parties (Note 4)       2,588,400       26        6,006          -
Exercise of employee stock options                       30,334        -           45          -
Common stock issued for acquisitions (Note 3)         8,508,223       85       19,447          -
Net (loss) for the nine months ended
  March 31, 1995                                              -        -            -     (9,443)
- -------------------------------------------------------------------------------------------------
Balances at March 31, 1995                           20,984,736     $210      $52,843   $(24,012)
- -------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                         AMERIQUEST TECHNOLOGIES, INC.
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995


1)  MANAGEMENT OPINION

    In the opinion of management, the consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.


2)  LOSS PER SHARE

    Loss per common share and common share is computed on the basis of the weighted average number of common shares outstanding. No effect is given to stock options as they are anti-dilutive.

3)  FISCAL PERIODS

    The Company's fiscal year is the 52- or 53- week period ending on the Saturday nearest to June 30 and its fiscal quarters are the 13- or 14- week periods ending on the Saturday nearest to March 31, June 30, September 30, and December 31. For clarity of presentation, the Company has described year-ends presented as if the years ended on June 30 and quarter-ends presented as if the quarters ended on March 31, June 30, September 30, and December 31. The 1994 and 1995 fiscal years are 52 weeks, while the quarters presented are 13 weeks in duration.

4)  ACQUISITIONS

    The Company is pursuing a growth through acquisition strategy of acquiring regional distributors with the ultimate goal of creating a national distributor of value-added computers, subsystems and peripherals.

    The success of this strategy is dependent upon the ability of the Company to effectively consolidate and integrate the operations of the acquired businesses, combine different business cultures and obtain additional adequate financing to complete acquisitions and fund working capital requirements.

    Since the beginning of fiscal 1994, the Company entered into the following acquisition transactions:

  COMPLETED BY JUNE 30, 1994

  Management Systems Group (MSG)
  As of December 1993, the Company acquired certain assets and assumed certain liabilities of MSG for common stock of the Company and certain contingent consideration. MSG is a distributor of computer products and services, specializing in systems and networking applications, and is based in Long Island, New York.

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

  COMPLETED DURING THE NINE MONTH PERIOD ENDED MARCH 31, 1995

  Kenfil Inc. ("Kenfil")
  As of September 1994, the Company acquired the remaining outstanding 49% of the common stock of Kenfil and converted cerain trade and subordinated debt of Kenfil for common and convertible preferred stock of the Company.

  Robec, Inc. ("Robec")
  As of September 1994, the Company acquired 51% of the outstanding common stock of Robec for common stock of the Company. Robec is a distributor of computer products and services, specializing in systems and UNIX applications, and is based in Horsham, Pennsylvania.

  National Computer Distributors ("NCD")
  As of November 1994, the company acquired the outstanding common stock of NCD for cash and common stock of the Company. NCD is a distributor of the computer products and services, specializing in systems and connectivity applications, and is based in Fort Lauderdale, Florida.

IN PROCESS AT MAY 1995

  Robec, Inc. ("Robec")
  Under the terms of the Robec acquisition agreements the Company expects to acquire the remaining 49% of the outstanding common stock of Robec during 1995.

The following summarizes the cost of the Company's acquisitions (dollars in thousands):

         Common Share                    Common Stock           Cash Consideration and
           Company                 Issued      Consideration       Transaction Cost
- --------------------------------------------------------------------------------------
Completed by June 30, 1994
 MSG                                400,000          $   700               $   50
 Rhino                              200,000              350
 Kenfil, 51%                      1,130,330            1,978
                                 ----------          -------               ------
                                  1,730,330          $ 3,028               $   50
                                 ==========          =======               ======

Completed by March 31, 1995
 Kenfil, 49%                      1,046,254          $ 2,511               $  785
 Robec, 51%                       1,402,805            2,749                  265
 Kenfil, vendors                  2,400,037            5,761
 Kenfil, debt conversion          1,894,360            4,546
 NCD                              1,864,767            4,140                3,400
 MSG contingency                   (100,000)            (175)
                                 ----------          -------               ------
                                  8,508,223          $19,532               $4,450
                                 ==========          =======               ======

In process at May 1995
 Robec, 49%                       1,397,195
                                 ==========

In connection with the issuance of the Company's common stock associated with the NCD acquisition, the Company entered into a stock repurchase agreeement with holders of 661,586 shares of the Company's common stock. The holders of the Company's common stock covered by this agreement may require the Company to repurchase the stock at $3.50 per share. Management believes that the ultimate settlement of this agreement will be through an arranged third party purchase of the shares or through the issuance of additional shares of the Company's common stock.

The acquisitions were accounted for using the purchase method and, accordingly, the financial statements include the results of the acquirees' operations from the effective acquisition dates. As to common stock consideration, all such acquisitions are reflected utilizing a per share valuation representing a discounted quoted market price, based upon weighted average discounts received on recently completed private equity cash transactions. This valuation represents management's best estimate of the fair value of the Company's common stock and includes significant discounts from quoted market prices due to the thin public trading volume and small public float of AmeriQuest common stock.

The contingent consideration granted to certain of the former owners of certain acquired businesses is dependent upon the attainment of certain defined profit objectives of the acquired companies and consists of the right to acquire common stock of the Company at previously agreed upon prices, additional cash consideration or the issuance of additional common stock. Additional contingent consideration earned in connection with the attainment of the profit objectives, if any, will be reflected as an increase in the excess of cost over the fair value of net assets acquired. As to the specific acquisitions of the Company, such potential contingent common stock and cash consideration is less than $400,000 in the aggregate and is limited to the MSG and Rhino acquisitions.

Management believes that the most significant intangible acquired as part of these transactions is that of the distribution channels. Management has assigned a 10 year economic life to this intangible asset as that is the period of time that management expects to derive benefit from the existing vendor relationships and market position. Management determined that 10 years is an appropriate economic life based upon the historical length of the acquirees' vendor relationships and the overall size and quality of the acquirees' vendors and their product offerings.

The purchase price allocations associated with the Kenfit, Robec and NCD acquisitions are based upon the Company's preliminary estimate of the fair value of net assets acquired. The Company is currently in the process of completing its detailed analysis of the fair value of Kenfil, Robec and NCD net assets acquired and therefore the related intangible assets included in the accompanying financial statements may change as a result of the completed analysis; however management does not expect the future purchase price allocation adjustments will have a material effect on the Company's future results of operations or financial position.

The pro forma effects of the acquisitions as if they occurred at the beginning of each period follow (dollars in thousands except per share data):

                               Three Months Ended March 31,     Nine Months Ended March 31,
                                   1995            1994            1995            1994
                              --------------   -------------   -------------   -------------

Net sales                       $   132,659     $   152,431     $   409,227     $   487,187
Gross Profit                          9,086           7,907          26,555          39,925
Net (loss)                           (2,819)        (15,005)        (12,826)        (28,524)

Net (loss) per common
  share and common stock
  equivalent                    $     (0.13)    $     (0.85)    $     (0.60)    $     (1.90)

Weighted average shares          20,972,847      17,714,287      21,364,963      14,965,024
                                -----------     -----------     -----------     -----------


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

During the three months ended March 31, 1995, intangibles increased approximately $2.2 million, net of amoritization, due to the recording of additional acquisition transaction costs and integration costs associated with the NCD acquisition.

5.  COMMON STOCK

  Common stock issued to related parties and others in private placement equity transactions during the nine months ended March 31, 1995 follows:

      Date                 Purchaser           Shares     Consideration
- ------------------------------------------------------------------------
                                                          (In Thousands)

September 1994      Computer 2000 AG,           532,000          $1,236
                    a publicly traded
                    German company /(1)/

October 1994        Private placement /(2)/     516,400           1,188

October and
November 1994       Private placement/ (3)/   1,540,000           3,608
                                              =========          ======
                                              2,588,400          $6,032
                                              =========          ======

  (1) This represents Computer 2000 AG's initial investment in the Company. Subsequently, Computer 2000 entered into an Investment Agreement with the Company on November 14, 1994 pursuant to which it advanced $18 million to the Company in the first step of a transaction pursuant to which Computer 2000 may acquire 51% of the Company.

  (2) Includes purchases by an affiliate of the Chairman of the Board, two officers and directors, one employee and an outside consultant. Consideration from this issuance included note obligations of $625,000, trade obligation assumption of $63,360, services of $100,000 and an open account of $500,000. The notes are non-interest bearing and are due in October 1995.

  (3) Includes purchases by two directors totaling 290,000 shares as participants in a placement to independent investors, two of which had earlier invested in the Company. An additional 250,000 shares were issued to an affiliate of Computer 2000. The remaining one million shares were issued to unrelated investors. Each share included a warrant to purchase a share of the Company's stock at $3.50 per share; subject to downward adjustment and exercisable through November 1998.

  In November 1994 the Company entered into an agreement to sell a controlling interest, 51% of its common stock to Computer 2000. Under the terms of the agreement, Computer 2000 initially extended to the Company an advance of $18 million that will be satisfied by the issuance to Computer 2000 of up to approximately 8.1 million shares of common stock of the Company at a rate of $2.22 per share, subject however to approval thereof by stockholders of the Company. If the Computer 2000 advance is not satisfied through the issuance of common stock, then the advance becomes due and payable on July 20, 1995 and in addition, a break-up fee of approximately $1.8 million plus accrued interest of approximately $800,000 would become payable to Computer 2000. Computer 2000 would also have the option at that time to convert a portion of such indebtedness to common stock of the Company at $2.00 per share up to a number of shares, which when added to its current holdings, would equal 19.9% of the then outstanding shares of the Company. Management believes, however, that the Company will secure the required number of shareholder votes to approve the issuance of common stock to Computer 2000. The advance is collateralized by the stock of Robec and NCD. The Company also issued to Computer 2000 options to purchase (i) additional shares of the Company equal to the number of common shares issuable upon exercise of currently outstanding options and warrants and the conversion of other convertible securities and (ii) an option to acquire additional shares allowing Computer 2000 to increase its ownership of the Company to 55 percent of the then outstanding common stock shares at a strike price of $10.00 per share between June 30, 1996 and June 30, 1998 and at a price of $20.00 per share at any time between July 1, 1998 and November 30, 1999.

  In its original form, this investment agreement would have obligated Computer 2000 to invest an additional $32 million in the Company if Ameriquest met certain profitability criteria and other conditions. Since Ameriquest did not achieve the profit levels required under the investment agreement or meet certain other conditions, Computer 2000 is no longer obligated to make the investment. However, Computer 2000 continues to have the option (subject to shareholder vote referred to above) to purchase from Ameriquest up to $32 million of common stock at approximately $2.22 per share. The option will be exercisable, in whole or in part, commencing on September 1, 1995 and until the later of September 30, 1995 or 45 days following its receipt from Ameriquest of the financial information for the fiscal year ending June 30, 1995.

6.  RESTRUCTURING CHARGE

  During the nine months ended March 31, 1994, the Company restructured certain of its activities in order to emphasize and streamline its operations, consistent with its core capabilities in value-added distribution. Such restructuring spanned organizational aspects of product and production alignment, market channel and customer delineation, vendor arrangements and personnel capabilities. The components of the restructuring charge follow (dollars in thousands):

                  Employee terminations          $  500
                  Facilities abandonment            300
                  Discontinued product line       4,200
                                                 ------
                                                 $5,000
                                                 ======

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

7.  CONTINGENCIES

  Richard M. Terrell, et. al. vs. AmeriQuest Technologies, Inc., was
  -------------------------------------------------------------
  filed December 20, 1994 in the Circuit Court of the State of Oregon for the County of Washington, Case No. C941228CV. The Company has recently learned by happenstance that default judgements in the amount of $15.9 million were entered against it and its former Chief Executive Officer in the Circuit Court of Washington County, Oregon on February 17, 1995 in favor of certain shareholders of defunct Microware Corporation ("Microware"). The lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993. The Company has retained Oregon counsel to proceed vigorously with efforts to petition the Court to vacate the judgment based upon the fact that the Company's registered agent was not served and the judgment was taken without the Company's consent or appearance. In the opinion of management the suit is without merit. The Plaintiffs' claims are premised on a Share Exchange Agreement dated January 14, 1993 by and between the Company and the Plaintiffs, which was terminated on January 21, 1993 in light of an ever continuing and accelerating deterioration in the operations of Microware, which the Company believed to constitute a "material adverse change" under the Share Exchange Agreement.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

SUMMARY

The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                Percent of Net Sales              Percent of Net Sales
                                          --------------------------------   ------------------------------
                                            Three Months Ended March 31,       Six Months Ended March 31,
                                               1995              1994             1995            1994
                                          ---------------   --------------   --------------   -------------

Net sales                                         100.0%           100.0%           100.0%          100.0%

Cost of sales                                      93.2%            87.7%            93.3%           84.7%

Gross profit, including inventory                   6.8%            12.3%             6.7%           15.3%
  writedowns

Selling, general and administrative,                7.9%            10.6%             8.3%           14.3%
  including receivable writedowns

Restructuring charge                                  -                -                -             7.9%

Interest and other expense, net                     1.4%             0.8%             1.5%            0.5%

Net income (loss)                                  (2.5%)            0.9%            (3.1%)          (7.4%)

AmeriQuest is following a business strategy of growth by acquisition, consistent with the consolidation that is occurring in the maturing personal computer marketplace. This strategy creates the following risks involving the ability to successfully:

* Consolidate the operations of previously unaffiliated businesses, all but one of which were unprofitable

* Combine the business cultures of diverse operations

* Obtain adequate capital resources to complete acquisitions and working capital required for continuing operations

RESULTS OF OPERATIONS

          For the three and nine months ended March 31, 1995, net sales increased appreciably as contrasted to the same period in the prior year due to the acquisitions of NCD, Robec and Kenfil during November 1994, September 1994 and June 1994, respectively. Net sales contributed by these acquisitions during the three and nine months ended March 31, 1995 were $103 million and $198 million, respectively. Due to the significant impact of the acquisitions on the Company's fiscal 1995 results of operations and financial position, the fiscal 1995 results are not comparable to those recognized during the same periods of the prior year.

Costs of sales as a percentage of net sales increased significantly for the three and nine months ended March 31, 1995 as compared to the same periods in the prior year due to the significant sales volumes contributed by the Company's recent acquisitions of lower margin distribution businesses. Prior period gross margin percentages reflected a significantly higher sales mix towards higher margin value-added storage operations.

Selling, general and administrative costs as a percentage of net sales decreased for the three and nine month periods in fiscal 1995 when compared to the same periods in the prior year due to the relatively lower cost structures required by the acquired high volume distribution companies.

Gross margin and operating results were negatively impacted during the three and nine month periods in fiscal 1995 by significant costs and management efforts focused on the integration of the acquired businesses. Gross margin has also been negatively impacted by high levels of sales returns and very competitive pricing in its software and certain regional hardware distribution businesses along with inventory provisions of $2.1 million recorded during the second quarter of fiscal 1995. As part of the Company's acquisition integration process, management has implemented an operating strategy to improve inventory management. Part of this strategy includes improving inventory turnover by better matching product purchases with customer demand. Management performed a detailed review of its current inventory and identified certain items which are projected to turn substantially slower than the newly developed targets. As a result, the Company has provided additional inventory reserves in the amount of $2.1 million in the second quarter of fiscal 1995 associated with the estimated cost to liquidate (i.e., primarily through discounts) excess quantities of slow-moving inventory items.

In addition, the Company provided during fiscal 1995 an additional $600,000 in allowances for bad debts. This was due to the identification of uncollectable accounts associated with lower volume and higher credit risk customers. The Company is in the process of repositioning its customer base to focus on higher volume customers.

The Company also recorded during Fiscal 1995 a $300,000 provision associated with the closure of certain sales offices.

Interest expense for the three months and nine months ended March 31, 1995, when compared to the same periods a year earlier, increased as the Company relied more heavily on debt financing of its inventories and receivables.

For the three and nine months ended March 31, 1995, and 1994, no tax benefit was provided on pre-tax losses.

The Company anticipates that gross margins will continue to decline in the future due to industry price competition. Management is continuing its process of reducing the operations cost structure of acquired companies as part of its
business integration activities.   To the extent gross margins continue to
decline and the Company is not successful in sufficiently reducing selling, general and administrative expenses as a percentage of sales, the Company will continue to experience operating losses.

VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (1) the overall growth in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earning may be subject to material volatility, particularly on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations by sales of common stock, subordinated indebtedness and bank borrowings. At March 31, 1995, the Company had $425,000 in cash and had borrowed approximately $69 million against its existing lines of credit. The Company experienced negative operating cash flow of $35 million during the nine months ended March 31, 1995 compared to negative operating cash flow of $10.2 million in the same period of the prior year. Operating cash flow was used during the current year period to invest in business integration activities associated with the current year acquisitions discussed above and investment in working capital required to support the significant increase in business volume associated with the acquired distribution companies. The Company's continued product distribution expansion and business integration activities will require substantial additional capital resources through fiscal 1995. The Company expects to satisfy its capital needs through operating cash flow, private equity transactions and bank borrowings. There can be no assurance, however, that the Company will be successful in raising its required levels of capital. At March 31, 1995, AmeriQuest had working capital lines of credit of over $80 million. Borrowings under these accounts bear interest at from 1 to 3 percent over the prime rate and are limited to specified percentages of eligible accounts receivable (a borrowing base in excess of $50 million) and inventories (a borrowing base of over $50 million). At March 31, 1995 the Company's borrowings from its primary lender exceeded its collaterialized base by approximately $7.5 million. The Company is currently negotiating an expansion of its collateral with its lenders. Based on contractual advance rates, at May 12, 1995, the Company expects to have credit line availability of approximately $5 million, once the collateral expansion is complete. However, it should also be noted that at May 12, 1995, the Company was in default to its primary lender by reason of both (i) its borrowings exceeding its collateral base and (ii) the entry of a judgement in Oregon on February 17, 1995 totaling $15.9 million. (For additional information see Part
II.  OTHER INFORMATION, Item 1.  Legal Proceedings.)  Accordingly, no assurance
                                 -----------------
can be given that the Company's primary lender will continue to forbear collection of the debt owed to it or increase the line of credit.

In November 1994 the Company entered into an agreement to sell a controlling interest, 51% of its common stock to Computer 2000. Under the terms of the agreement, Computer 2000 initially extended to the Company an advance of $18 million which will be satisfied by the issuance to Computer 2000 of up to approximately 8.1 million shares of common stock of the Company at a rate of $2.22 per share, subject however to approval thereof by stockholders of the

Company. If the Computer 2000 advance is not satisfied through the issuance of common stock, then the advance becomes due and payable on July 20, 1995 and in addition, a break-up fee of approximately $1.8 million plus accrued interest of approximately $800,000 would become payable to Computer 2000. Computer 2000 would also have the option at that time to convert a portion of such indebtedness to common stock of the Company at $2.00 per share up to a number of shares, which when added to its current holdings, would equal 19.9% of the then outstanding shares of the Company. Management believes, however, that the Company will secure the required number of shareholder votes to approve the issuance of common stock to Computer 2000. The advance is collateralized by the stock of Robec and NCD. The Company also issued to Computer 2000 options to purchase (i) additional shares of the Company equal to the number of common shares issuable upon exercise of currently outstanding options and warrants and the conversion of other convertible securities and (ii) an option to acquire additional shares allowing Computer 2000 to increase its ownership of the Company to 55 percent of the then outstanding common stock shares at a strike price of $10.00 per share between June 30, 1996 and June 30, 1998 and at a price of $20.00 per share at any time between July 1, 1998 and November 30, 1999.

In its original form, this investment agreement would have obligated Computer 2000 to invest an additional $32 million in the Company if the Company met certain profitability criteria and other conditions. Since the Company did not achieve the profit levels required under the investment agreement or meet certain other conditions, Computer 2000 is no longer obligated to make the investment. However, Computer 2000 continues to have the option (subject to shareholder vote referred to above) to purchase from the Company up to $32 million of common stock at approximately $2.22 per share. The option will be exercisable, in whole or in part, commencing on September 1, 1995 and until the later of September 30, 1995 or 45 days following its receipt from the Company of the financial information for the fiscal year ending June 30, 1995.

An aggregate warranty and returns reserve of approximatley $2 million is reflected in the balance sheet of the Company at March 31, 1995. Since the Company began its distribution operations in December 1993, the effect of the market development funds received through March 31, 1995 was not significant.

ASSET MANAGEMENT

AmeriQuest attempts to manage its inventory position to maintain levels sufficient to achieve high product availability and same-day order fill rates. Inventory levels may vary from period to period, due in part to increases or decreases in sales levels, AmeriQuest's practice of making large-volume purchases when it deems the terms of such purchases to be attractive and the addition of new manufacturers and products. The Company has negotiated agreements with many of its manufacturers which contain stock balancing and price protection provisions intended to reduce, in part, AmeriQuest's risk of loss due to slow moving or obsolete inventory or manufacturer price reductions. The Company is not assured that these agreements will succeed in reducing this risk. In the event of a manufacturer price reduction, the Company generally receives a credit for products in inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations. Historically, price protection and stock return privileges as well as the Company's inventory management procedures have helped to reduce the risk of loss of carrying inventory.

The Company offers credit terms to qualifying customers and also sells on a prepay, credit card and cash-on-delivery basis. With respect to credit sales, the Company attempts to control its bad debt exposure through monitoring of customer's creditworthiness and, where practicable, through participation in credit associations that provide credit rating information about its customers. In certain markets, the Company may elect to purchase credit insurance for certain accounts.

                          PART II.  OTHER INFORMATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

      AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. The management of AmeriQuest believes that none of such current proceedings individually or in the aggregate, will have a material adverse effect on AMERIQUEST. While not expected to be of material effect to the Company, Kenfil Inc. vs. RLI Insurance Company,
                                      -------------------------------------
      Superior Court of the State of California, County of Los Angeles, No. BC 108564 filed July 12, 1994, involves litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994. The defendant cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil Inc., based on affidavits from former Kenfil employees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. The defendant's theory is that it is not obligated to even cover that portion of the damage caused by the earthquake because of the possible fraud involved with such actions; while the management of Kenfil maintains that only that portion of damages actually incurred by the earthquake were submitted as claimed losses. There exists a question of fact as to whether the actions of Kenfil's employees were instigated by upper-level management and a question of law as to whether the lower-level managers of Kenfil are able to take ultra vires actions which can be attributed to Kenfil. The testimony to date appears fragmented and uncorroborated, such that a close examination of the evidence deduced to date reveals no clear evidence that would allow one to conclude that the defendant was in any way defrauded. Additionally, it appears that the defendant insurance company failed to terminate the contract upon discovery of the alleged "fraud," and merely chose to not renew the contract upon its expiration. Although there are pictures available to prove the actual damage immediately following the earthquake, no assurance can be given that the defendant will not ultimately prevail. The ability of Kenfil Inc. to satisfy any possible future judgement is dependent on the results of its future operations. However, such a judgement would not directly impact the other subsidiaries of AmeriQuest nor AmeriQuest itself.

                                ---------------

      On November 17, 1994, three days after the announcement of the proposed investment by Computer 2000 pursuant to the Investment Agreement, an action was filed against the Board of Directors of AmeriQuest, Computer 2000 and AmeriQuest styled Erica Hartman vs. Marc L. Werner, Harold L.
                                 -------------------------------------------
      Clark, Stephen G. Holmes, Eric J. Werner, Terren S. Peizer, William N.
      ----------------------------------------------------------------------
      Silvis, William T. Walker, Jr. and Computer 2000 AG, Defendants and
      -------------------------------------------------------------------
      AmeriQuest Technologies, Inc., Nominal Defendant, Court of Chancery of the
      -------------------------------------------------
      State of Delaware, new Castle County, C.A. No. 13883. The Complaint seeks to have the Court either (I) enjoin the consummation of the Investment Agreement or (ii) enter a monetary judgment for damages in an unspecified amount against the Directors of AmeriQuest for an alleged failure of the Board of Directors to discharge their fiduciary duties in causing AmeriQuest to enter into the Investment Agreement. The director Defendants filed a motion to dismiss the Complaint on January 15, 1995. Pending resolution of that motion, discovery has been stayed. The Plaintiff has not responded to the motion or taken any other action concerning the same. The general allegations of the Complaint relate solely to a comparison of the proposed sale price with market value and book value and the sale of control without extracting a premium and an allegation that the consideration to be paid by Computer 2000 is inadequate. It is the opinion of the Board of Directors that the Plaintiff fails to understand AmeriQuest's growth-by-acquisition strategy or the synergies examined by the Board of Directors and the value to AmeriQuest of a world-wide alliance with Computer 2000. In the opinion of the Board of Directors, the proposed transaction with Computer 2000 is fair to and in the best interests of AmeriQuest and its shareholders for the reasons set forth above. The Board of Directors and AmeriQuest intend to vigorously defend against such litigation, and do not expect the litigation to have a material adverse impact on AmeriQuest's financial condition or results of operations, since AmeriQuest is only a nominal defendant.

                                --------------

      Richard M. Terrell, et. al. vs. AmeriQuest Technologies, Inc., was filed
      -------------------------------------------------------------
      December 20, 1994 in the Circuit Court of the State of Oregon for the County of Washington, Case No. C941228CV. The Company has recently learned by happenstance that default judgements in the amount of $15.9 million were entered against it and its former Chief Executive Officer in the Circuit Court of Washington County, Oregon on February 17, 1995 in favor of certain shareholders of defunct Microware Corporation ("Microware"). The lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993. The Company has retained Oregon counsel to proceed vigorously with efforts to petition the Court to vacate the judgment based upon the fact that the Company's registered agent was not served and the judgment was taken without the Company's consent or appearance. In the opinion of management the suit is without merit. The Plaintiffs' claims are premised on a Share Exchange Agreement dated January 14, 1993 by and between the Company and the Plaintiffs, which was terminated on January 21, 1993 in light of an ever continuing and accelerating deterioration in the operations of Microware, which the Company believed to constitute a "material adverse change" under the Share Exchange Agreement.

      Based on discussions with counsel, management believes that substantial grounds exist for vacating the judgment and that the judgment should be vacated such that it will have no adverse effect on the Company's financial condition or its results of operations.


Item 2.  Changes in Securities.
         ---------------------
      None.

Item 3.  Defaults upon Senior Securities.
         -------------------------------
      None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
      None.

Item 5.  Other Information.
         -----------------
      None.

Item 6.  Exhibits an Reports on Form 8-K.
         -------------------------------

         (a)  Exhibits

              Exhibit 27 -- Financial Data Schedule
         (b)  Reports on Form 8-K
              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERIQUEST  TECHNOLOGIES, INC.
                                            -----------------------------
                                                        (Registrant)


Date:  May 18, 1995                         By:  /s/ Harold L. Clark
                                            -----------------------------
                                                    Harold L. Clark
                                                    Executive Officer


Date:  May 18, 1995                         By:  /s/ Stephen G. Holmes
                                            -----------------------------
                                                    Stephen G. Holmes
                                                    Chief Financial Officer