Form 10-Q/A
period 1994-12-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-05-26
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q/A

                               (Amendment No. 4)

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

                         AMERIQUEST TECHNOLOGIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars in thousands)                    December 30,             June 30,
                                              1994                   1994
- ------------------------------------------------------------------------------
                                           (RESTATED
                                          SEE NOTE 7)
ASSETS

CURRENT ASSETS
  Cash                                    $       4,407          $      3,200
  Accounts receivable, less
    allowances for doubtful
    accounts of $1,227 and $452                  66,781                24,708
    as of December 30, 1994 and June 30,
    1994, respectively
  Inventories                                    79,944                24,165
  Other current assets                            2,774                 1,627
                                           -------------          ------------
    Total current assets                        153,906                53,700

PROPERTY AND EQUIPMENT, NET                       5,326                 4,078
INTANGIBLE ASSETS, NET                           28,369                 6,490
OTHER ASSETS                                        972                   877
                                           -------------          ------------
                                          $     188,573          $     65,145
                                           =============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $      58,762          $     23,408
  Notes payable                                  72,706                23,059
  Other current liabilities                       5,570                 2,361
  Subordinated notes payable                     18,000
                                           -------------          ------------
    Total current liabilities                   155,038                48,828
                                           -------------          ------------

LONG-TERM OBLIGATIONS                             1,029                   267
                                           -------------          ------------
SUBORDINATED NOTES PAYABLE                            -                 3,175
                                           -------------          ------------
MINORITY INTEREST                                 2,800                     -
                                           -------------          ------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
    authorized 30,000,000 shares; issued
    and outstanding, 20,974,736 and
    9,857,779 shares, respectively                  203                    99
  Additional paid-in capital                     51,366                27,345
  Retained deficit                              (20,738)              (14,569)
  Receivables from affiliates                    (1,125)                    -
                                           -------------          ------------
    Total stockholders' equity                   29,706                12,875
                                           -------------          ------------
                                          $     188,573          $     65,145
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

                            AMERIQUEST TECHNOLOGIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months Ended December 30,
                                                                  ------------------------------
(Dollars in thousands)                                                         1994         1993
- -----------------------------------------------------------------------------------------------------
                                                                          (RESTATED
                                                                        SEE NOTE 7)
Cash Flow from Operating Activities
Net (loss)                                                            $      (6,169)   $  (4,889)
Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                               1,267          513
  Provision for losses on accounts receivable                                 1,514          (88)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                               (9,182)      (1,849)
    (Increase) decrease in inventories and other                            (14,194)      (2,568)
    (Increase) decrease in other assets                                         600        1,502
    Increase (decrease) in accounts payable and other                       (10,058)          63
- -----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         (36,222)      (7,316)
- -----------------------------------------------------------------------------------------------------
Cash Flow from Investing Activities
  Purchases of property and equipment                                        (1,047)        (582)
  Net cash paid for acquisition of businesses, net of
    acquired cash of $1,656                                                  (1,973)         (50)
- -----------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                      (3,020)        (632)
- -----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from line of credit borrowings, net                               17,512        2,195
  Proceeds from subordinated debt, less refundings                           18,000            -
  Proceeds from sale of common stock                                          4,937        5,984
- -----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    40,449        8,179
- -----------------------------------------------------------------------------------------------------
Increase ( decrease) in cash                                                  1,207          231
Cash-beginning of the year                                                    3,200        1,020
- -----------------------------------------------------------------------------------------------------
Cash-end of the year                                                  $       4,407 $      1,251
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

                         AMERIQUEST TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                               December 30, 1994
                                  (UNAUDITED)

                             (RESTATED SEE NOTE 7)

                                                                                     Additional      Retained
                                                           Common Stock              Paid-in         (Deficit)
(Dollars in thousands)                                  Shares       Amount          Capital          Earnings
- ---------------------------------------------------------------------------------------------------------------
Balances at June 30, 1992                                 2,925,523   $  29           14,757         $  (6,834)
Common stock issued to unrelated parties                    143,000       2              286                 -
Common stock issued for acquisitions                        100,000       1              149                 -
Exercise of employee stock options                           12,187       -               18                 -
Net income for the year ended June 30, 1993                       -       -                -               236
- ---------------------------------------------------------------------------------------------------------------

Balances at June 30, 1993                                 3,180,710   $  32           15,210         $  (6,598)
Common stock issued to unrelated parties                  4,905,072      49            9,054                 -
Exercise of employee stock options                           41,667       1               70                 -
Common stock issued for acquisitions                      1,730,330      17            3,011                 -
Net (loss) for the year ended June 30, 1994                       -       -                -            (7,971)
- ---------------------------------------------------------------------------------------------------------------

Balances at June 30, 1994                                 9,857,779   $  99          $27,345         $ (14,569)
Common stock issued to related parties (Note 4)           2,588,400      26            6,006                 -
Exercise of employee stock options                           20,334       -               30                 -
Common stock issued for acquisitions (Note 3)             8,508,223      78           17,985                 -
Net (loss) for the six months ended
  December 30, 1994                                               -       -                -            (6,169)
- ---------------------------------------------------------------------------------------------------------------
Balances at December 30, 1994                            20,974,736   $ 203          $51,366        $  (20,738)
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

The following summarizes the cost of the Company's acquisitions (dollars in thousands):

                                       Common Shares     Common Stock    Cash Consideration and
Company                                    Issued       Consideration       Transaction Cost
- -------                                --------------   --------------   ----------------------

Completed by June 30, 1994
      MSG                                    400,000          $   700
      Rhino                                  200,000              350                $   50
      Kenfil, 51%                          1,130,330            1,978
                                           ---------          -------
                                           1,730,330          $ 3,028
                                           ---------          -------

Completed by December 30, 1994
      Kenfil, 49%                          1,046,254          $ 2,511                $  785
      Robec, 51%                           1,402,805            2,749                   265
      Kenfil, vendors                      2,400,037            5,761
      Kenfil, debt conversion              1,894,360            4,546
      NCD                                  1,864,767            4,987                 3,400
      MSG contingency                       (100,000)            (175)
                                           ---------          -------
                                           8,508,223          $20,379
                                           ---------          -------

   In process at January 1995
       Robec, 49%                          1,397,195

In connection with the issuance of the Company's common stock associated with the NCD acquisition, the Company entered into a stock repurchase agreement with holders of 661,586 shares of the Company's common stock. The holders of the Company's common stock covered by this agreement may require the Company to repurchase the stock at $3.50 per share which is recorded as a current liability in the accompanying balance sheet. Management believes that the ultimate settlement of this agreement will be through an arranged third party purchase of the shares or through the issuance of additional shares of the Company's common stock.

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

During the three month period ended December 30, 1994, intangibles increased approximately $16.6 million. The November 1994 acquisition of NCD contributed $10.7 million of this increase. The remaining $5.9 million related to additional purchase price allocation adjustments associated with the Kenfil acquisition. During the second quarter 1994, the Company completed its detailed review of acquired Kenfil inventory and determined that a large portion of acquired titles would need to be liquidated. The $5.9 million purchase price allocation adjustment was required to state the acquired Kenfil inventory at its net realizable value at the date of acquisition.

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

5. SUBORDINATED NOTES PAYABLE

   In November 1994 the Company entered into an agreement to sell a controlling interest, 51%, of its common stock to Computer 2000. Under the terms of the agreement, Computer 2000 initially extended to the Company $18 million as subordinated indebtedness. The Company's repayment obligations under the subordinated debt will be satisfied by the issuance to Computer 2000 of up to approximately 8.1 million shares of common stock of the Company at a rate of $2.22 per share, subject however to approval thereof by stockholders of the Company. If the Computer 2000 advance is not satisfied through the issuance of Common Stock, then the advance becomes due and payable on July 20, 1995 and in addition, a break-up fee of approximately $1.8 million, plus accrued interest of approximately $800,000 would become payable to Computer 2000. The $18 million advance has been classified as a current liability based upon its maturity terms.

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

During the three month period ended December 30, 1994, intangibles increased approximately $16.6 million. The November 1994 acquisition of NCD contributed $10.7 million of this increase. The remaining $5.9 million related to additional purchase price allocation adjustments associated with the Kenfil acquisition. During the second quarter 1994, the Company completed its detailed review of acquired Kenfil inventory and determined that a large portion of acquired software titles would need to be liquidated. The $5.9 million purchase price allocation adjustment was required to state the acquired Kenfil inventory at its net realizable value at the date of acquisition.

In November 1994 the Company entered into an agreement to sell a controlling interest, 51% of its common stock to Computer 2000. Under the terms of the agreement, Computer 2000 initially extended to the Company an advance of $18 million (classified as a current liability) in accordance with its maturity terms which is expected to be satisfied by the issuance to Computer 2000 of up to approximately 8.1 million shares of common stock of the Company at a rate of $2.22 per share, subject however to approval thereof by stockholders of the Company. If the Computer 2000 advance is not satisfied through the issuance of common stock, then the advance becomes due and payable on July 20, 1995 and in addition, a break-up fee of approximately $1.8 million plus accrued interest of approximately $800,000 would become payable to Computer 2000. Computer 2000 would also have the option at that time to convert a portion of such indebtedness to common stock of the Company at $2.00 per share up to a number of shares, which when added to its current holdings, would equal 19.9% of the then outstanding shares of the Company. Management believes, however, that the Company will secure the required number of shareholder votes to approve the issuance of common stock to Computer 2000. The advance is collateralized by the stock of Robec and NCD. The Company also issued to Computer 2000 options to purchase (i) additional shares of the Company equal to the number of common shares issuable upon exercise of currently outstanding options and warrants and the conversion of other convertible securities and (ii) an option to acquire additional shares allowing Computer 2000 to increase its ownership of the Company to 55 percent of the then outstanding common stock shares at a strike price of $10.00 per share between June 30, 1996 and June 30, 1998 and at a price of $20.00 per share at any time between July 1, 1998 and November 30, 1999.

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


Date:  May 25, 1995             By: /s/ Harold L. Clark
       -----------------               ----------------------------------------

                                    Harold L. Clark
                                    Chief Executive Officer


Date:  May 25, 1995             By: /s/ Stephen G. Holmes
       -----------------               -----------------------------------------

                                    Stephen G. Holmes
                                    Chief Financial Officer