Form 10-Q/A
period 1995-03-31
AMERIQUEST TECHNOLOGIES INC
filed 1995-05-26
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)

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

                         AMERIQUEST TECHNOLOGIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

(Dollars in thousands)                               March 31,    June 30,
                                                       1995        1994
- --------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                               $    425    $  3,200
  Accounts receivable, less
     allowances for doubtful
     accounts of $7,423 and $452)                      58,765      24,708
  Inventories                                          69,185      24,165
  Other current assets                                  3,337       1,627
                                                     --------    --------
     Total current assets                             131,712      53,700

PROPERTY AND EQUIPMENT, NET                             6,002       4,078
INTANGIBLE ASSETS, NET                                 30,598       6,490
OTHER ASSETS                                            1,727         877
                                                     --------    --------
                                                     $170,039    $ 65,145
                                                     ========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $ 45,819    $ 23,408
  Notes payable                                        68,951      23,059
  Other current liabilities                             7,450       2,361
  Subordinated notes payable                           18,000
                                                     --------    --------
     Total current liabilities                        140,220      48,828
                                                     --------    --------

LONG-TERM OBLIGATIONS                                     572         267
                                                     --------    --------

SUBORDINATED NOTES PAYABLE                                  -       3,175
                                                     --------    --------

MINORITY INTEREST                                       2,800           -
                                                     --------    --------


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value;
     authorized 30,000,000 shares; issued
     and outstanding, 20,984,736 and 9,857,779,           203          99
     respectively                                      51,381      27,345
  Additional paid-in capital                          (24,012)    (14,569)
  Retained deficit                                     (1,125)          -
  Receivables from affiliates                        --------    --------
                                                       26,447      12,875
     Total stockholders' equity                      --------    --------
                                                     $170,039      65,145
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

                         AMERIQUEST TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 1995
                                  (UNAUDITED)

                                                                           Additional   Retained
                                                        Common Stock        Paid-In     (Deficit)
(Dollars in thousands)                                 Shares     Amount    Capital     Earnings
- -------------------------------------------------------------------------------------------------
Balances at June 30, 1992                             2,925,523     $ 29      $14,757   $ (6,834)
Common stock issued to unrelated parties                143,000        2          286          -
Common stock issued for acquisitions                    100,000        1          149          -
Exercise of employee stock options                       12,187        -           18          -
Net income for the year ended June 30, 1993                   -        -            -        236
- -------------------------------------------------------------------------------------------------
Balances at June 30, 1993                             3,180,710     $ 32      $15,210   $ (6,598)
Common stock issued to unrelated parties              4,905,072       49        9,054          -
Exercise of employee stock options                       41,667        1           70          -
Common stock issued for acquisitions                  1,730,330       17        3,011          -
Net (loss) for the year ended June 30, 1994                            -            -     (7,971)
- -------------------------------------------------------------------------------------------------
Balances at June 30, 1994                             9,857,779     $ 99      $27,345   $(14,569)
Common stock issued to related parties (Note 5)       2,588,400       26        6,006          -
Exercise of employee stock options                       30,334        -           45          -
Common stock issued for acquisitions (Note 4)         8,508,223       78       17,985          -
Net (loss) for the nine months ended
  March 31, 1995                                              -        -            -     (9,443)
- -------------------------------------------------------------------------------------------------
Balances at March 31, 1995                           20,984,736     $203      $51,381   $(24,012)
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

The following summarizes the cost of the Company's acquisitions (dollars in thousands):

         Common Share                    Common Stock           Cash Consideration and
           Company                 Issued      Consideration       Transaction Cost
- --------------------------------------------------------------------------------------
Completed by June 30, 1994
 MSG                                400,000          $   700               $   50
 Rhino                              200,000              350
 Kenfil, 51%                      1,130,330            1,978
                                 ----------          -------               ------
                                  1,730,330          $ 3,028               $   50
                                 ==========          =======               ======

Completed by March 31, 1995
 Kenfil, 49%                      1,046,254          $ 2,511               $  785
 Robec, 51%                       1,402,805            2,749                  265
 Kenfil, vendors                  2,400,037            5,761
 Kenfil, debt conversion          1,894,360            4,546
 NCD                              1,864,767            4,987                3,400
 MSG contingency                   (100,000)            (175)
                                 ----------          -------               ------
                                  8,508,223          $20,379               $4,450
                                 ==========          =======               ======

In process at May 1995
 Robec, 49%                       1,397,195
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

The pro forma effects of the acquisitions as if they occurred at the beginning of each period follow (dollars in thousands except per share data):

                               Three Months Ended March 31,     Nine Months Ended March 31,
                                   1995            1994            1995            1994
                              --------------   -------------   -------------   -------------

Net sales                       $   132,659     $   152,431     $   409,227     $   487,187
Gross Profit                          9,086           7,907          26,555          39,925
Net (loss)                           (3,274)        (15,005)        (12,891)        (28,524)

Net (loss) per common
  share and common stock
  equivalent                    $     (0.16)    $     (0.85)    $     (0.60)    $     (1.90)

Weighted average shares          20,972,847      17,714,287      21,364,963      14,965,024
                                -----------     -----------     -----------     -----------


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

During the three months ended March 31, 1995, intangibles increased approximately $2.2 million, net of amoritization, due to the recording of additional acquisition transaction costs and integration costs associated with the NCD acquisition. These costs primarily relate to legal, accounting and other transaction costs directly related to the acquisitions, closure costs associated with NCD's headquarters and two warehouse facilities, and adjustments to the fair value of acquired information systems disposed of during the third quarter following the migration to a common information system platform.

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

  In November 1994 the Company entered into an agreement to sell a controlling interest, 51% of its common stock to Computer 2000. Under the terms of the agreement, Computer 2000 initially extended to the Company an advance of $18 million that will be satisfied by the issuance to Computer 2000 of up to approximately 8.1 million shares of common stock of the Company at a rate of $2.22 per share, subject however to approval thereof by stockholders of the Company. If the Computer 2000 advance is not satisfied through the issuance of common stock, then the advance becomes due and payable on July 20, 1995 and in addition, a break-up fee of approximately $1.8 million plus accrued interest of approximately $800,000 would become payable to Computer 2000. The $18 million advance is classified as a current liability in the accompanying balance sheet based upon the terms of its maturity. Computer 2000 would also have the option at that time to convert a portion of such indebtedness to common stock of the Company at $2.00 per share up to a number of shares, which when added to its current holdings, would equal 19.9% of the then outstanding shares of the Company. Management believes, however, that the Company will secure the required number of shareholder votes to approve the issuance of common stock to Computer 2000. The advance is collateralized by the stock of Robec and NCD. The Company also issued to Computer 2000 options to purchase (i) additional shares of the Company equal to the number of common shares issuable upon exercise of currently outstanding options and warrants and the conversion of other convertible securities and (ii) an option to acquire additional shares allowing Computer 2000 to increase its ownership of the Company to 55 percent of the then outstanding common stock shares at a strike price of $10.00 per share between June 30, 1996 and June 30, 1998 and at a price of $20.00 per share at any time between July 1, 1998 and November 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has generated cash to meet its needs from operations by sales of common stock, subordinated indebtedness and bank borrowings. At March 31, 1995, the Company had $425,000 in cash and had borrowed approximately $69 million against its existing lines of credit. During the nine months ended March 31, 1995 the Company used $35 million of cash in operating activities, compared to the use of $10.2 million in operating activities in the same period of the prior year. The significant amount of cash used in operating activities resulted from operating losses, investments of approximately $3 million in business integration activities associated with the current year acquisitions, conversion of approximately $13.3 million of trade payables into borrowings under the Company's line of credit facility and investment in working capital required to support the significant increase in business volume associated with the acquired distribution companies.

In connection with the Company's acquisition of NCD in November, 1994, it began a program to reduce operating costs through the closure of unprofitable field sales offices and the consolidation of distribution warehouses and the elimination of duplicate labor and non payroll operating costs. In addition, administrative costs have been reduced through the flattening of the Company's management structure. By the end of the third quarter, these efforts reduced the Company's ongoing monthly operating costs by approximately $500,000. Management is continuing these cost reduction activities and expects to further improve its operating cash flow, at current revenue levels. Further cost reductions should also result through the elimination of duplicate administration and other operating costs once the Robec merger is complete.

The Company's continued product distribution expansion and business integration activities will require additional capital resources. To satisfy its capital needs, the Company has established a plan to improve its liquidity through improved asset management practices. This includes the liquidation of slow moving inventory which is not currently covered by the Company's working capital line of credit agreement and a program designed to reduce trade receivable days outstanding which are factored through the Company's primary lender. Although no assurances can be made as to the ultimate outcome, management has targeted these programs to yield additional cash resources of $5 to $7 million over the next three to six months. In addition, on May 17, 1995 the Company's board of directors authorized the Company to offer to certain holders of warrants (such warrants give the holders the right to purchase 1,540,000 shares of common stock of the Company) a reduction in the exercise price from the existing $2.22 per share (as adjusted) to $1.75 per share, provided the warrant holder immediately exercises the warrants and purchases a corresponding number of additional shares at $1.75 per share. For those holders who exercise the original warrant, AmeriQuest will issue an additional three-year warrant exercisable at $3.00 per share for each warrant exercised. However, there can be no assurances that this offer will be accepted by the warrant holders.

At March 31, 1995, AmeriQuest had working capital lines of credit of over $80 million. Borrowings under these accounts bear interest at from 1 to 3 percent over the prime rate and are limited to specified percentages of eligible accounts receivable (a borrowing base in excess of $50 million) and inventories (a borrowing base of over $50 million). Borrowings in excess of the collateral base bear interest at 6.5 percent above the prime rate. At March 31, 1995 the Company's borrowings from its primary lender exceeded its collateralized base by approximately $7.5 million. The Company is currently negotiating an expansion of its collateral with its lenders. The Company is currently in default under the terms of the agreement with its primary lender by reason of both (i) its borrowings exceeding its collateral base and (ii) the entry of a judgement against the Company in Oregon on February 17, 1995 totaling $15.9 million discussed below. However, the primary lender has continued to provide financing under the working capital line of credit. By the end of the fourth quarter, management expects to reduce its borrowings under this line to a level where the loan is fully collateralized. This will be accomplished in part through the improvement in operating cash flow and the cash resources provided by improved asset management practices discussed above. Additional cash resources are anticipated to be provided through either the expansion of the existing collateral base or additional financing secured by available receivables and inventory (in addition to the slow moving inventory targeted for liquidation discussed above) which are not currently pledged as collateral. In addition, proceeds, if any, received from the warrant offering will be used to further reduce the borrowings under the working capital line of credit.

Management believes that its cost reduction and asset management programs discussed above should provide necessary levels of liquidity to meet its operating requirements over the next twelve months. However, to meet the Company's growth objectives, it will be necessary to obtain additional capital through the financing alternatives discussed above.

In November 1994 the Company entered into an agreement to sell a controlling interest, 51% of its common stock to Computer 2000. Under the terms of the agreement, Computer 2000 initially extended to the Company an advance of $18 million which is expected to be satisfied by the issuance to Computer 2000 of up to approximately 8.1 million shares of common stock of the Company at a rate of $2.22 per share, subject however to approval thereof by stockholders of the

Company. If the Computer 2000 advance is not satisfied through the issuance of common stock, then the advance becomes due and payable on July 20, 1995 and as a result, the advance is reflected as a current liability in the accompanying balance sheet. In addition, a break-up fee of approximately $1.8 million plus accrued interest of approximately $800,000 would become payable to Computer 2000. Computer 2000 would also have the option at that time to convert a portion of such indebtedness to common stock of the Company at $2.00 per share up to a number of shares, which when added to its current holdings, would equal 19.9% of the then outstanding shares of the Company. The advance is collateralized by the stock of Robec and NCD. While the Company does not presently have the cash resources available to satisfy this obligation in the event that shareholder approval is not obtained, management believes that the Company will secure the required number of shareholder votes to approve the transaction. This conclusion was reached based on the composition of the Company's shareholders and the fact that a severe economic penalty will be incurred if the Company's shareholders do not approve the transaction.

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

The Company has recently learned by happenstance that default judgements in the amount of $15.9 million were entered against it and its former Chief Executive Officer in the Circuit Court of Washington County, Oregon on February 17, 1995 in favor of certain shareholders of defunct Microware Inc. ("Microware"). The lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993. The Company has retained Oregon counsel to proceed vigorously with efforts to petition the Court to vacate the judgment based upon the fact that the Company's registered agent was not served and the judgment was taken without the Company's consent or appearance. In the opinion of management the suit is without merit. The Plaintiffs' claims are premised on a Share Exchange Agreement dated January 14, 1993 by and between the Company and the Plaintiffs, which was terminated on January 21, 1993 in light of an ever continuing and accelerating deterioration in the operations of Microware, which the Company believed to constitute a "material adverse change" under the Share Exchange Agreement.

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

                                --------------

      Richard M. Terrell, et. al. vs. AmeriQuest Technologies, Inc., was filed
      -------------------------------------------------------------
      December 20, 1994 in the Circuit Court of the State of Oregon for the County of Washington, Case No. C941228CV. The Company has recently learned by happenstance that default judgements in the amount of $15.9 million were entered against it and its former Chief Executive Officer in the Circuit Court of Washington County, Oregon on February 17, 1995 in favor of certain shareholders of defunct Microware Corporation ("Microware"). The lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993. The Company has retained Oregon counsel to proceed vigorously with efforts to petition the Court to vacate the judgment based upon the fact that the Company's registered agent was not served and the judgment was taken without the Company's consent or appearance. On May 25, 1995 the Court stayed enforcement of the judgements pending a hearing on whether the judgements should be vacated. In the opinion of management the suit is without merit. The Plaintiffs' claims are premised on a Share Exchange Agreement dated January 14, 1993 by and between the Company and the Plaintiffs, which was terminated on January 21, 1993 in light of an ever continuing and accelerating deterioration in the operations of Microware, which the Company believed to constitute a "material adverse change" under the Share Exchange Agreement.

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


                                            AMERIQUEST  TECHNOLOGIES, INC.
                                            -----------------------------
                                                        (Registrant)


Date:  May 25, 1995                         By:  /s/ Harold L. Clark
                                            -----------------------------
                                                    Harold L. Clark
                                                    Executive Officer


Date:  May 25, 1995                         By:  /s/ Stephen G. Holmes
                                            -----------------------------
                                                    Stephen G. Holmes
                                                    Chief Financial Officer