Form 10-K/A
period 1994-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-07-03
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 8)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 30th day of June, 1995.

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

SIGNATURE                                      TITLE                               DATE

/s/ Harold L. Clark                            Co-Chairman of the Board, Chief     June 30, 1995
- -------------------------------------------    Executive Officer and Director
Harold L. Clark                                (Principal Executive Officer)



/s/ Gregory A. White                           President, Chief Operating          June 30, 1995
- ----------------------------------------       Officer and Director
Gregory A. White



/s/ Stephen G. Holmes                          Secretary, Treasurer, Chief         June 30, 1995
- ----------------------------------------       Financial Officer and Director
Stephen G. Holmes                              (Principal Financial and
                                               Accounting Officer)

/s/ Marc L. Werner                             Chairman of the Board               June 30, 1995
- -----------------------------------------
Marc L. Werner**


/s/ Eric J. Werner                             Director                            June 30, 1995
- -------------------------------------------
Eric J. Werner**


/s/ Terren S. Peizer                           Director                            June 30, 1995
- -------------------------------------------
Terren S. Peizer**


/s/ William T. Walker, Jr.                     Director                            June 30,1995
- -----------------------------------------
William T. Walker, Jr.**


/s/ William N. Silvis                          Director                            June 30, 1995
- -------------------------------------------
William N. Silvis**



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

As described in Note 16 to the Consolidated Financial Statements, the Company's advance of $18 million from Computer 2000 A.G. (Computer 2000) becomes due on July 14, 1995. In accordance with the terms of the Computer 2000 investment agreement, as amended, in absence of an extension thereof, the Company will be required, at the election of Computer 2000, to either (i) repay the $18 million plus a breakup fee of approximately $1.8 million and accrued interest of approximately $800,000 on August 3, 1995, or (ii) repay approximately $8.8 million and issue to Computer 2000 new common stock shares which when added to its current holdings would increase its current ownership to approximately 19.9 percent of the Company's outstanding common stock. The Company does not currently have the capital to repay the advance in cash, and is currently negotiating an alternative resolution with Computer 2000. If the Computer 2000 investment agreement is not satisfactorily renegotiated, Computer 2000 could foreclose its security interest in the shares of AmeriQuest/Kenfil, Inc., AmeriQuest/NCD, Inc. and Robec, Inc. Such a foreclosure would have a material adverse effect on the future results of operations and financial position of the Company.

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



                                                    /s/ ARTHUR ANDERSEN LLP
                                                        ARTHUR ANDERSEN LLP

Orange County, California

September 30, 1994 (except
with respect to the matter
discussed in Note 16, as to
which the date is June 30, 1995)

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

16. Subsequent Events

During the week of May 11, 1995, the Company learned that, default judgments in the amount of $15.9 million were entered against the Company and its Chief Executive Officer in the Circuit Court of Washington County, Oregon on February 17, 1995 in favor of certain shareholders of defunct Microware Corporation (Microware). The lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993.

On June 30, 1995, the Company entered into a settlement agreement with the plaintiffs of the Microware lawsuit (the Plaintiffs). The settlement agreement calls for the Company to issue 125,000 shares of its Common Stock to the Plaintiffs and pay $50,000 in cash in exchange for vacation of the default judgement. The Plaintiffs have reserved their rights to refile the underlying lawsuit related to the terminated acquisition.

Based upon discussions with counsel, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's future financial position or its results of operations.

In November 1994, the Company was advanced $18 million in connection with an investment agreement with Computer 2000 A.G. (Computer 2000). The advance was to be satisfied by the issuance to Computer 2000 of up to approximately 8.1 million shares of Common Stock of the Company at a rate of $2.22 per share, subject to approval by the stockholders of the Company. The advance will not be satisfied through the issuance of Common Stock by July 14, 1995, and in accordance with the terms of the investment agreement, as amended, (in absence of extension by Computer 2000), the advance and a breakup fee of approximately $1.8 million plus accrued interest of approximately $800,000 will be payable in cash on August 3, 1995. The Company, at the election of Computer 2000, could alternatively repay $8.8 million of the advance, the breakup fee and accrued interest and issue to Computer 2000 new shares which when added to its current holdings would increase its current ownership to approximately 19.9 percent of the Company's outstanding Common Stock.

The Company does not currently have the capital to repay the advance in cash, and is currently negotiating an alternative resolution with Computer 2000. If the Computer 2000 investment agreement is not satisfactorily renegotiated, Computer 2000 could foreclose its security interest in the shares of AmeriQuest/Kenfil, Inc., AmeriQuest/NCD, Inc. and Robec, Inc. Such a foreclosure would have a material adverse effect on the future results of operations and financial position of the Company.

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