Form 10-K/A
period 1994-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-08-16
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 9)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1994
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ______ to _______

COMMISSION FILE NO. 1-10397

                          AmeriQuest Technologies, Inc.
   ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                            33-0244136
------------------------------------------------------       --------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

       2722 Michelson Dr. Irvine, California                     92715
------------------------------------------------------       --------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:          (714) 222-6000
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


THE COMPANY
-----------

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


RECENT DEVELOPMENTS
-------------------

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

CDS DISTRIBUTION
----------------

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



KENFIL
------

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



ROBEC
-----

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

COMPETITION
-----------

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

EMPLOYEES
---------

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

Summary Table
-------------

  The following table sets forth information regarding the regional offices of AmeriQuest and its subsidiaries.

LOCATION                SQUARE FEET    LEASE EXPIRATION     YEAR OPENED
---------------------   -----------   -------------------   -----------

AMERIQUEST

Irvine, CA                  161,000           12/31/94             1990
Norcross, GA                  2,050             mo.-mo.            1994

ROBEC

Asheville, NC(1)             10,200            9/09/94             1985
Atlanta, GA                  19,200            1/31/95(2)          1985
Boston, MA                   15,100            4/30/94(3)          1984
Chicago, IL                   1,775           12/31/98(2)          1988
Denver, CO                    2,300           10/31/95             1986
Kansas City, KS                 977            9/30/98(2)          1988
Los Angeles, CA               4,169            6/30/98             1990
Orlando, FL                   8,100            4/22/95             1990
Horsham, PA(1)              111,000           12/31/96             1978
Phoenix, AZ                  27,500            9/30/94             1988
Salt Lake City, UT            2,300           12/31/95             1990
San Francisco, CA             1,680             5/6/98             1990
Seattle, WA                   2,100            8/30/94             1990
Washington, DC(1)             7,600           12/31/95             1983
Youngstown, OH(1)             6,700           11/30/96             1983
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


NAME                       AGE                              POSITION
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

     Peter D. Lytle joined AmeriQuest in December 1993 as Senior Vice President- -Operations. From 1983 to September 1993 he was employed by InaCom Corporation and its predecessors, where his last position was Regional President/General Manager--California. Mr. Lytle is a Certified Public Accountant and holds a Bachelor of Arts degree in Business Administration with an emphasis in accounting from Western Michigan University.

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


                                  AMERIQUEST
                                  ----------


         1992             High         Low
----------------------   ------       ------
     First Quarter       $3 3/4       $2 3/8
     Second Quarter           3        1 1/2
     Third Quarter        2 1/4        1 1/4
     Fourth Quarter       3 5/8            2

         1993
----------------------
     First Quarter        3 3/8            2
     Second Quarter       3 5/8            2
     Third Quarter        3 1/4            2
     Fourth Quarter       5 3/4        2 1/2

         1994
----------------------
     First Quarter            6        4 1/8
     Second Quarter       4 1/8            3
     Third Quarter        4 1/4        3 1/8
--------------------------------------------

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

NAME                        AGE                              POSITION
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


                                                                         Long-Term               All Other
                                         Annual Compensation/(1)/       Compensation           Compensation
                                         -------------------------     --------------------    ------------
Name and                                                                Stock Option
Principal Position                Year          Salary        Bonus     Awards (shares)/(2)/
--------------------------     ---------   --------------   --------   --------------------

Harold L. Clark,                  1994      $134,861/(3)/      -0-      250,000 shs.                -0-
President and                     1993      $ 18,000/(3)/      -0-        -0-                       -0-
Chief Executive                   1992         -0-             -0-        -0-                       -0-
Officer

Carol L. Miltner,                 1994      $ 75,000         $28,125    100,000 shs.                -0-
Executive Vice                    1993         -0-             -0-        -0-                       -0-
President -                       1992         -0-             -0-        -0-                       -0-
Sales and Marketing

Stephen G. Holmes,                1994      $130,819           -0-      100,000 shs.                -0-
Secretary/Treasurer               1993      $100,000           -0-        -0-                       -0-
Chief Financial                   1992      $ 43,590           -0-        -0-
Officer

Michael J. Rusert/(4)/,           1994      $130,050           -0-      100,000 shs.(4)           136,762(4)
Executive Vice                    1993      $104,200         $15,000      -0-                       -0-
President and                     1992      $ 63,859           -0-        -0-                       -0-
Chief Operating Officer

Peter D. Lytle,                   1994      $ 56,139           -0-       40,000 shs.                -0-
Senior Vice                       1993         -0-             -0-        -0-                       -0-
President -                       1992         -0-             -0-        -0-                       -0-
Operations

Jim Farooquee/ (5)/               1994      $ 36,717           -0-        -0-                    $611,602
Former President                  1993      $160,000           -0-        -0-                       -0-
and Chief                         1992      $160,700           -0-        -0-                       -0-
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

                                               % of Total
                                No. of         Options                                              Potential Realizable Value
                                Securities     Granted to                                           at Assumed Annual Rates
                                Underlying     Employees          Exercise                          of Stock Price Appreciation
                                Options        in Fiscal          Price              Expiration     for Option  Term(1)(2)(3)
                                                                                                   -----------------------------
     Name                       Granted        Year 1994          (per share)           Date         0%         5%        10%
-----------------------------   ----------   ---------------     -------------      ------------   ------     ------     ------
     Harold L. Clark             250,000          100%               $2.00            12/3/99       $0        $170,000   $385,000
     Carol L. Miltner            100,000          100%               $2.00            12/3/99       $0        $ 68,000   $154,000
     Stephen G. Holmes           100,000          100%               $2.00            12/3/99       $0        $ 68,000   $154,000
     Michael J. Rusert(4)        100,000          100%               $2.00            12/3/99       $0        $ 68,000   $154,000
     Peter D. Lytle               40,000          100%               $2.00            12/3/99       $0        $ 27,000   $ 62,000
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


                                            Number of                             Value of Unexercised
                                        Unexercised Options                     In-the-Money Options at
                                        at June 30, 1994                           June 30, 1994/(1)/
                            ------------------------------------------   -----------------------------------------
Name                            Exercisable         Unexercisable             Exercisable          Unexercisable
------------------------    -------------------   --------------------   -------------------   -------------------

Harold L. Clark,                     -0-          250,000 shs.                      -0-              $343,750
Carol L. Miltner                     -0-          100,000 shs.                      -0-              $137,500
Stephen G. Holmes                   6,667         100,000 shs.                   $13,334             $137,500
Michael J. Rusert/(2)/               -0-          100,000 shs.                      -0-              $137,500
Peter D. Lytle                       -0-           40,000 shs.                      -0-              $ 55,000
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

                                         Beneficial Ownership as of September 22, 1994
                                         ---------------------------------------------
                                         Number of Shares          Percent of Class(8)
                                         ----------------          -------------------

Name and Address of Beneficial Owner
------------------------------------
Chrysler Capital Corporation             1,452,919                      8.45%
225 High Ridge Road
Stamford, Connecticut 06905

Robert H. Beckett                          900,656                      5.24%
425 Privet Road
Horsham, PA 19044

DIRECTORS AND OFFICERS(6)(7)
--------------------------------
Marc L. Werner                             615,273(1)*                  3.58%
Eric J. Werner                             541,273(1)*                  3.15%
Terren S. Peizer                           496,000(2)                   2.89%
William N. Silvis                            --0--                       *
William T. Walker, Jr.                      20,000(3)*                   *
Harold L. Clark                              --0--                       *
Stephen G. Holmes                            6,667(4)*                   *
Carol L. Miltner                             --0--                       *
Howard B. Crystal                            --0--                       *
Peter D. Lytle                               --0--                       *
William F. Gibson, III                       5,100(4)                    *
Irwin A. Bransky                           471,579                      2.74%
Peter S.H. Grubstein                       559,595(5)                   3.23%
All officers and directors as
a group (13 persons)(9)                  2,180,214(1)                  12.69%
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

(c) Exhibits

                                 EXHIBIT INDEX
                                 -------------

                                                                                                                   Location of
Exhibit No.                                     Title of Document                           Page No.                 Filing
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 12th day of August, 1995.

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

SIGNATURE                                      TITLE                               DATE

/s/ Harold L. Clark                            Co-Chairman of the Board, Chief     August 12, 1995
-------------------------------------------    Executive Officer and Director
Harold L. Clark                                (Principal Executive Officer)


/s/ Stephen G. Holmes                          Secretary, Treasurer, Chief         August 12, 1995
----------------------------------------       Financial Officer and Director
Stephen G. Holmes                              (Principal Financial and
                                               Accounting Officer)


/s/ Marc L. Werner                             Chairman of the Board               August 12, 1995
-----------------------------------------
Marc L. Werner**


/s/ Eric J. Werner                             Director                            August 12, 1995
-------------------------------------------
Eric J. Werner**


/s/ Terren S. Peizer                           Director                            August 12, 1995
-------------------------------------------
Terren S. Peizer**


/s/ William T. Walker, Jr.                     Director                            August 12, 1995
-----------------------------------------
William T. Walker, Jr.**


/s/ William N. Silvis                          Director                            August 12, 1995
-------------------------------------------
William N. Silvis**



/s/ Harold L. Clark                                      /s/ Stephen G. Holmes
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



                                                    /s/ ARTHUR ANDERSEN LLP
                                                        ARTHUR ANDERSEN LLP

Orange County, California

September 30, 1994 (except
with respect to the matter
discussed in Note 16, as to
which the date is August 11, 1995)

                AmeriQuest Technologies, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                           June 30,                June 30,
(Dollars in thousands)                       1994                    1993
---------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                   $    3,200              $    1,020
  Accounts receivable, less allowances
   for doubtful accounts of $477 and
   $253 as of June 30, 1994 and 1993,
   respectively                              24,708                   7,247
  Inventories                                24,165                   7,000
  Other current assets                        1,627                     450
                                           --------                --------
      Total current assets                   53,700                  15,717
                                           --------                --------

PROPERTY AND EQUIPMENT, NET                   4,078                   2,285
INTANGIBLE ASSETS, NET                        6,490                      --
OTHER ASSETS                                    877                   2,272
                                           --------                --------
                                         $   65,145              $   20,274
                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $   23,408              $    9,138
  Notes payable                              23,059                      --
  Other current liabilities                   2,361                     675
                                           --------                --------
      Total current liabilities              48,828                   9,813
                                           --------                --------

SUBORDINATED NOTES PAYABLE TO
  SHAREHOLDERS                                3,175                   1,550
                                           --------                --------
DEFERRED INCOME TAXES                           267                     267
                                           --------                --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                --                      --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding              --                      --
  Common stock, $.01 par value;
   authorized 30,000,000 shares; issued
   and outstanding, 9,857,779 and
   3,180,710, shares, as of June 30, 1994
   and 1993, respectively                        99                      32
  Additional paid-in capital                 27,345                  15,210
                                           --------                --------
  Accumulated deficit                       (14,569)                 (6,598)
                                           --------                --------
      Total stockholders' equity             12,875                   8,644
                                         $   65,145              $   20,274
                                           ========                ========

The accompanying notes are an integral part of these consolidated balance sheets.

                AmeriQuest Technologies, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollars in thousands, except per share data)      Year Ended June 30,
--------------------------------------------------------------------------------
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

                AmeriQuest Technologies, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Additional           Retained
                                                  Common Stock             Paid-In          (Deficit)
                                              -------------------
(Dollars in thousands)                        Shares       Amount          Capital          Earnings
------------------------------------------------------------------------------------------------------
Balances at June 30, 1991                     2,910,149    $   29        $   14,718        $     2,059
Exercise of employee stock options (Note 9)      11,374        --                33                 --
Common stock issued to employees                  4,000        --                 6                 --
Net loss for the year ended
 June 30, 1992                                       --        --                --             (8,893)
-------------------------------------------------------------------------------------------------------

Balances at June 30, 1992                     2,925,523        29            14,757             (6,834)
Common stock issued to
 unrelated parties (Note 9)                     143,000         2               286                 --
Common stock issued for
 assets (Note 2)                                100,000         1               149                 --
Exercise of employee stock options (Note 9)      12,187        --                18                 --
Net income for the year ended
 June 30, 1993                                       --        --                --                236
-------------------------------------------------------------------------------------------------------

Balances at June 30, 1993                     3,180,710        32            15,210             (6,598)
Common stock issued to
 unrelated parties (Note 9)                   4,905,072        49             9,054                 --
Common stock issued for
 businesses acquired (Note 2)                 1,730,330        17             3,011                 --
Exercise of employee stock options (Note 9)      41,667         1                70                 --
Net loss for the year ended
 June 30, 1994                                       --        --                --             (7,971)

-------------------------------------------------------------------------------------------------------
Balances at June 30, 1994                     9,857,779    $   99        $   27,345        $   (14,569)
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                AmeriQuest Technologies, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                           June 30,                June 30,
(Dollars in thousands)                       1994                    1993
---------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                   $    3,200              $    1,020
  Accounts receivable, less allowances
   for doubtful accounts of $477 and
   $253 as of June 30, 1994 and 1993,
   respectively                              24,708                   7,247
  Inventories                                24,165                   7,000
  Other current assets                        1,627                     450
                                           --------                --------
      Total current assets                   53,700                  15,717
                                           --------                --------

PROPERTY AND EQUIPMENT, NET                   4,078                   2,285
INTANGIBLE ASSETS, NET                        6,490                      --
OTHER ASSETS                                    877                   2,272
                                           --------                --------
                                         $   65,145              $   20,274
                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                       $   23,408              $    9,138
  Notes payable                              23,059                      --
  Other current liabilities                   2,361                     675
                                           --------                --------
      Total current liabilities              48,828                   9,813
                                           --------                --------

SUBORDINATED NOTES PAYABLE TO
  SHAREHOLDERS                                3,175                   1,550
                                           --------                --------
DEFERRED INCOME TAXES                           267                     267
                                           --------                --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                --                      --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   authorized 10,000,000 shares;
   no shares issued and outstanding              --                      --
  Common stock, $.01 par value;
   authorized 30,000,000 shares; issued
   and outstanding, 9,857,779 and
   3,180,710, shares, as of June 30, 1994
   and 1993, respectively                        99                      32
  Additional paid-in capital                 27,345                  15,210
                                           --------                --------
  Accumulated deficit                       (14,569)                 (6,598)
                                           --------                --------
      Total stockholders' equity             12,875                   8,644
                                         $   65,145              $   20,274
                                           ========                ========

The accompanying notes are an integral part of these consolidated balance sheets.

                AmeriQuest Technologies, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Year Ended June 30,
                                                                                                ----------------------------------
(Dollars in thousands)                                                                             1994       1993        1992
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                                                               $ (7,971)   $    236    $   (8,893)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                  1,107       1,013         1,428
    Minority interest                                                                                  -           -          (798)
    Provision for losses on accounts receivable                                                      577         328           591
    Provision for losses on inventories                                                            1,714         633         3,388
    Benefit for income taxes                                                                           -           -          (731)
    (Gain) loss on sale of equipment                                                                   -          33            (3)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                  (1,698)      3,302          (584)
      (Increase) decrease in inventories and other                                                (1,447)        953         8,219
      (Increase) decrease in other assets                                                          1,500      (1,449)        3,544
      Decrease in accounts payable and other                                                      (2,190)     (3,776)       (3,443)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                               (8,408)      1,273         2,718
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                                                (1,546)      (1,260)        (318)
Net cash received from acquisition of businesses                                                     769            -            -
Proceeds from sale of equipment                                                                        -           17           21
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                               (777)      (1,243)        (297)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Issuance of common stock for assets                                                                    -          150            -
Proceeds from subordinated note payable                                                                -        1,505            -
Proceeds from notes payable borrowings                                                            59,381       55,403      104,523
Principal payments on notes payable and capital leases                                           (55,640)     (57,072)    (107,923)
Proceeds from sale of common stock                                                                 7,624          306           33
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                               11,365          292       (3,367)
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                        2,180          322         (946)
Cash-beginning of the year                                                                         1,020          698        1,644
----------------------------------------------------------------------------------------------------------------------------------
Cash-end of the year                                                                            $  3,200    $   1,020   $      698
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

                AmeriQuest Technologies, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

3. Inventories
Inventories consist of the following (in thousands):

June 30,                              1994          1993
--------------------------------------------------------------------------------
Finished goods                      $ 19,977      $ 2,747
Raw materials and subassemblies        4,188        4,253
--------------------------------------------------------------------------------
                                    $ 24,165      $ 7,000
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

4. Property and Equipment
Property and equipment consist of the following (in thousands):

June 30,                              1994          1993
--------------------------------------------------------------------------------
Equipment                           $  5,106      $ 4,908
Furniture and fixtures                 5,563        2,597
Leasehold improvements                   433          724
                                      11,102        8,229

Less accumulated depreciation and
  amortization                         7,024        5,944
--------------------------------------------------------------------------------
                                    $  4,078      $ 2,285
================================================================================

5. Intangible Assets
Intangible assets consists of the following (in thousands):

================================================================================
June 30,                              1994
Excess of cost of businesses
  over fair value of net assets
  acquired                          $  4,091
Distribution rights                    2,400
Other                                    210
Accumulated amortization                 211
--------------------------------------------------------------------------------
                                    $  6,490
================================================================================

Represented as to acquiree by (in thousands):

June 30,                              1994
--------------------------------------------------------------------------------

Kenfil                               $ 4,308
MSG                                    2,205
Rhino                                    188
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

7. Income Taxes
The benefit for income taxes consists of the following (in thousands):

Year Ended June 30,            1994        1993        1992
--------------------------------------------------------------------------------
Currently payable-
  Federal                     $   --      $   --      $ (129)
  State                           --          --          (2)
--------------------------------------------------------------------------------
                                  --          --        (131)
--------------------------------------------------------------------------------
Deferred taxes-
    Current                       --           7        (124)
    Long-term                     --          (7)       (475)
--------------------------------------------------------------------------------
                                  --          --        (599)
--------------------------------------------------------------------------------
                              $   --      $   --      $ (730)
================================================================================

The deferred tax asset (liability) of the Company consists of the following (in thousands):

June 30,                            1994            1993
--------------------------------------------------------------------------------
Inventory reserves                $   481         $   150
Depreciation                          331             300
Allowance for doubtful accounts       153             100
Other                                (487)           (267)
Net operating loss carryforwards    4,800           1,800
Valuation allowance                (5,545)         (2,350)
--------------------------------------------------------------------------------
                                  $  (267)        $  (267)
================================================================================

The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):


Year Ended June 30,               1994            1993           1992
--------------------------------------------------------------------------------
Federal tax expense
 (credit) computed at
 statutory rate                $  (3,200)       $   80       $  (3,272)
State taxes, net of
 federal benefit                      --            15               2
Tax (benefit from) earnings of
 foreign operations                   --           (24)             --
Effect of U.S. and foreign
 net operating losses              3,200           (71)          2,540
--------------------------------------------------------------------------------
                               $      --        $   --       $    (730)
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

8.  Commitments and Contingencies
The Company leases its corporate office, warehouse space and certain equipment under operating leases. Future minimum rental commitments for all non-cancellable operating leases at June 30, 1994 are as follows (in thousands):


Year Ended June 30,
--------------------------------------------------------------------------------
1995                                                 $     1,049
1996                                                         365
1997                                                          70
1998                                                          18
1999 & thereafter                                              21
--------------------------------------------------------------------------------
                                                     $     1,523
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

9.  Common Stock
Common stock issued to unrelated parties in fiscal 1993 and 1994 follows:


                                                                   Net
Date                Description                 Shares             Proceeds
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

                          Shares Available            Options         Price
                               for Grant          Outstanding         Range
--------------------------------------------------------------------------------
Balances, June 30, 1991          193,115               91,544     $      3.00
  Options granted               (100,000)             100,000            1.50
  Options exercised                   --              (11,374)           3.00
  Cancelled                       41,385              (41,385)             --
--------------------------------------------------------------------------------
Balances, June 30, 1992          134,500              138,782       1.50-3.00
  1993 stock option plan         140,000                   --              --
  Options granted                (73,000)              73,000       2.00-2.50
  Options exercised                   --              (12,187)           1.50
  Cancelled                        6,750               (6,750)           2.50
--------------------------------------------------------------------------------
Balances, June 30, 1993          208,250              192,845       1.50-2.50
  1994 stock option plan         250,000                   --              --
  Options granted                (20,000)              20,000       2.38-4.50
  Options exercised                   --              (41,667)      1.50-2.00
  Cancelled                       78,818              (78,818)             --
--------------------------------------------------------------------------------
Balances June 30, 1994           517,068               92,360     $ 1.50-4.50
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

13. Foreign Sales Information
A summary of the Company's operations by geographic area for the last three years is as follows (in thousands):


Year Ended
June 30, 1994                                U.S.            Far East          Elimination        Consolidated
-------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $    62,089        $    25,504        $        --         $    87,593
Transfers between geographic areas             4,107                298             (4,405)                 --
-------------------------------------------------------------------------------------------------------------------
Net sales                                $    66,196        $    25,802        $    (4,405)        $    87,593
-------------------------------------------------------------------------------------------------------------------
Loss from operations                     $    (7,182)       $       (92)       $        --         $    (7,274)
-------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $    62,584        $     2,561        $        --         $    65,145
-------------------------------------------------------------------------------------------------------------------


Year Ended
June 30, 1993                                U.S.            Far East          Elimination        Consolidated
-------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $    50,342        $    22,740        $        --         $    73,082
Transfers between geographic areas                --              3,086             (3,086)                 --
-------------------------------------------------------------------------------------------------------------------
Net sales                                $    50,342        $    25,826        $    (3,086)        $    73,082
-------------------------------------------------------------------------------------------------------------------
(Loss) income from operations            $       647        $      (160)       $        --         $       487
-------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $    17,170        $     3,104        $        --         $    20,274
-------------------------------------------------------------------------------------------------------------------


Year Ended
June 30, 1992                                U.S.            Far East          Elimination        Consolidated
-------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers          $   106,710        $     8,343        $        --         $   115,053
Transfers between geographic areas                --             10,022            (10,022)                 --
-------------------------------------------------------------------------------------------------------------------
Net sales                                $   106,710        $    18,365        $   (10,022)        $   115,053
-------------------------------------------------------------------------------------------------------------------
Loss from operations                     $    (4,792)       $    (4,418)       $       163         $    (9,047)
-------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $    29,848        $     5,850        $   (12,176)        $    23,522
-------------------------------------------------------------------------------------------------------------------

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

In August 1995, the Company entered into an amended investment agreement with Computer 2000 calling for the issuance of 8.1 million shares of common stock in satisfaction of the $18 million advance. In addition, the amended investment agreement calls for Computer 2000 to purchase approximately 17,857,000 shares of the Company's common stock for $31,250,000. The amended investment agreement also calls for the issuance of warrants to purchase approximately 14,000,000 shares of the Company's common stock at $0.05 per share, along with anti-dilution warrants related to various existing AmeriQuest warrant and stock option agreements and the Robec Merger Agreement.

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