Form 10-K
period 1995-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-10-13
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ______to _______ .

  Commission File No. 1-10397

                         AMERIQUEST TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 33-0244136
   (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                        NUMBER)

   3 IMPERIAL PROMENADE, STE. 300                         92707
         SANTA ANA, CA 92707                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

Registrant's telephone number, including area code: (714) 445-5000

Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                         Common Stock, $.01 par value

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 29, 1995 is approximately $28,097,429. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock of the Registrant.

  The number of shares outstanding of the Registrant's Preferred and Common Stock as of September 29, 1995: Common Stock, $.01 par value, 24,303,572 shares; Preferred Stock, $.01 par value, 2,596,525 shares.

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  Exhibit Index is on page 31.____________________________Page 1 of      pages.

                                    PART I

ITEM 1. BUSINESS.

THE COMPANY

  AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest" or the "Company"), maintains its principal executive offices at 3 Imperial Promenade, Santa Ana, California, and its telephone number is (714) 445-5000. AmeriQuest conducts its business through its subsidiaries.

  CDS Distribution, Inc., a Delaware corporation ("CDS Distribution") and AmeriQuest/NCD, Inc., a Florida corporation ("AmeriQuest/NCD") and Robec, Inc., a Pennsylvania corporation ("Robec") market and sell, as distributors, hardware products for the personal computer market. AmeriQuest/Kenfil Inc. ("Kenfil"), markets and sells, as a distributor, software products for the personal computer market. The domestic entertainment software business of Kenfil was terminated in June 1995, such that its primary business currently is derived from the sale of application software in Asia.

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

  AmeriQuest currently markets more than 2,000 products to original equipment manufacturers, value-added resellers and dealers throughout the United States and in many foreign countries, including national and regional distributors and large integrators such as Intelligent Electronics and ENTEX.

RECENT DEVELOPMENTS

  On August 7, 1995, AmeriQuest Technologies, Inc. ("AmeriQuest") entered into a purchase agreement with Computer 2000 AG and its wholly-owned subsidiary Computer 2000, Inc. (herein referred to collectively as "Computer 2000") pursuant to which, among other things:

  1. On August 22, 1995, Computer 2000 exchanged an $18 million Promissory Note from AmeriQuest 2000, Inc., a wholly-owned subsidiary of AmeriQuest, in exchange for (i) 810,811 shares of AmeriQuest's Series A Preferred Stock (convertible into 8,108,110 shares of AmeriQuest Common Stock upon the authorization of the underlying Common Stock) and (ii) warrants to purchase 657,289 shares of Series D Preferred Stock (convertible into 6,572,890 shares of AmeriQuest Common Stock upon the authorization of the underlying Common Stock) exercisable at $0.50 per share of the Series D Preferred; and

  2. On August 22, 1995, Computer 2000 purchased (i) 1,785,714 shares of AmeriQuest's Series B Preferred Stock (convertible into 17,857,140 shares of AmeriQuest Common Stock upon the authorization of the underlying Common Stock) and (ii) warrants to purchase 746,186 shares of Series D Preferred Stock (convertible into 7,461,860 shares of AmeriQuest Common Stock upon the authorization of the underlying Common Stock) exercisable at $.50 per share of Series D Preferred Stock in consideration of $31.25 million cash; and

  3. In consideration for the debt conversion and the additional investment, Computer 2000 was granted additional pari passu rights with respect to other warrants and options issued by AmeriQuest, as well as a warrant to purchase that number of shares equal to the total number of shares of Common Stock issued and to be issued by AmeriQuest in excess of 2,800,000 shares in the acquisition of Robec, Inc. at an effective price of $0.05 per share; and

  4. Computer 2000 assumed control of the Board of Directors (five of nine directors, the Board being expanded to nine directors at that time), control of the management of AmeriQuest (Chief Executive Officer and Chief Operating Officer) and ownership of preferred stock which votes with AmeriQuest's Common Stock with a voting power equal to approximately 52.7 of all shares entitled to vote on matters presented to shareholders. (The voting percentage can increase to approximately 62% of AmeriQuest voting shares upon the exercise of the warrants and options referenced above.)

                               ----------------

  AmeriQuest acquired 50.1% of Robec in September 1994. The Amended and Restated Agreement and Plan of Reorganization (the "Merger Agreement") between AmeriQuest, Robec and certain principal shareholders of Robec provides that AmeriQuest must issue additional shares upon the acquisition of the minority shares pursuant to a merger between Robec and a wholly-owned subsidiary of AmeriQuest, i.e. RI Acquisition, Inc. The shareholders of Robec approved the merger on September 27, 1995, and the merger was to close on or before September 29, 1995. However, due to the adjustment in merger consideration based on the comparative market values of Robec's common stock in relation to AmeriQuest Common Stock, the number of shares to be issued under the strict terms of the Merger Agreement exceeds 20% of the prior outstanding AmeriQuest Common Stock such that it may be necessary to secure the approval of AmeriQuest shareholders to comply with New York Stock Exchange requirements and possibly authorize an increase in authorized shares of AmeriQuest Common Stock before the merger can be consummated. No assurance can be given as to the likelihood or timing of the completion of the Robec merger.

                               ----------------

  In June 1995 Kenfil terminated its entertainment and educational software business, such that Kenfil is now engaged primarily in the distribution of business applications, utilities, graphics and communication software to the Asian market.

                               ----------------

  At various dates during fiscal year 1995 and continuing into September 1995, AmeriQuest was in default to its primary lender due to noncompliance with certain financial ratio and covenant compliance. In October 1995, the Company received waivers from its primary lender for non-compliance of the financial covenants of the NCD credit agreement. The Company has also amended its credit agreements covering its remaining borrowings to remove the financial covenants which the Company was not in compliance with on June 30, 1995, pending renegotiation of the financial covenants. The amendment also allows the lender to cancel the credit agreement with 60 days notice. No assurance can be given that AmeriQuest's primary lender will continue to forbear collection of the debt owed to it. At October 13, 1995, AmeriQuest, through AmeriQuest/NCD, had approximately $8 million available under its existing credit facilities based upon then available collateral.

  The Company is in the process of negotiating the refinancing of its credit agreements. Management expects that the Company will complete this refinancing by December 31, 1995. Management believes that improvements in operating cash flows resulting from cost containment activities together with available borrowings on current credit agreements and the expected refinancing will allow the Company to meet its obligations and capital needs as they arise through June 30, 1996.

AMERIQUEST DISTRIBUTION

  CDS Distribution and AmeriQuest/NCD (collectively referred to hereinafter as "AmeriQuest Distribution") are national valued-added wholesale distributors of microcomputers and related products to value-added resellers ("VARs"), dealers and computer retailers. AmeriQuest Distribution markets, sells and supports a variety of products ranging from individual components, which are typically sold in volume, to complete systems that have been fully configured, assembled and tested prior to delivery to its customers. Strategy has been to emphasize the sale of these complete systems and to provide a high level of value-added services, including consultation on component selection and system configuration and provision of system assembly and testing and technical support services.

  Vendors include leading manufacturers such as IBM, AST, NEC, Acer, Altos, Western Digital, Telebit, and Multi-tech Systems. AmeriQuest Distribution focuses its marketing efforts on the products of a limited number of key vendors in order to become one of the leading distributors for each of its principal vendors. This enables AmeriQuest Distribution to develop product-specific technical expertise that enhances its value-added support services. AmeriQuest Distribution attempts to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

  Price discounting by its competitors has forced AmeriQuest Distribution to reduce its prices, resulting in deteriorating gross margins for commodity products. The effects of such price discounting on the Company are reflected in the periodic net sales and gross margins as reflected elsewhere herein. AmeriQuest Distribution is pursuing a broad restructuring program which includes, among other items cost reductions, the closing of certain offices and warehouse locations, downsizing of the employee base, consolidation of inventory and a change in emphasis among the methods by which sales are obtained.

 Products

  AmeriQuest Distribution seeks to maintain products from nationally-recognized vendors that provide all the components most VARs require to fully configure their computer systems. All new products are extensively tested prior to inclusion in AmeriQuest Distribution's distribution network.

  The following is a description of the major categories of products currently sold by AmeriQuest Distribution and the principal current vendors of those products.

  Microcomputers--AmeriQuest Distribution distributes desktop and portable personal computers and multiuser microcomputers manufactured by Acer, Altos, IBM, and AST.

  Printers--AmeriQuest Distribution distributes a broad line of dot matrix, laser and ink-jet printers manufactured by Lexmark, Canon and Citizen.

  Monitors and Terminals--AmeriQuest Distribution distributes monitors and terminals manufactured by CTX, Goldstar, AOC and Viewsonic.

  Local Area Networks--A local area network ("LAN") permits microcomputers to communicate with one another and to function on an integrated basis. AmeriQuest Distribution distributes LAN software and specialized hardware products manufactured by C Net, Microdyne and N.D.C.

  Accessories and Supplies--AmeriQuest Distribution distributes hard and floppy disk drives, board products, diskettes, stand-by power supplies, modems and other communications products, accessories and supplies manufactured by numerous companies including Boca Research, IBM, CMS, American Power, Tripplite and Epson.

 Vendor Relations

  To maintain a strong relationship with its principal vendors, AmeriQuest Distribution focuses on marketing the products of a limited number of key vendors. AmeriQuest Distribution selects its product line to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations. In addition, AmeriQuest Distribution enhances its relationship with its vendors by providing feedback on products, assisting in new product development, working with vendors to develop marketing programs and offering vendors the opportunity to provide seminars to AmeriQuest Distribution's customers at AmeriQuest Distribution facilities.

  AmeriQuest Distribution, like most hardware distributors, sells products throughout the United States for vendors on a non-exclusive basis without geographic restrictions. AmeriQuest Distribution has distribution agreements with most of its vendors and believes they are in the form customarily used by each vendor and generally contain provisions which allow termination by either party upon as little as 30 days' notice. Most of AmeriQuest Distribution's major distribution agreements provide price protection by giving AmeriQuest Distribution a credit, subject to specified limitations, in the amount of any price reductions by the vendor between the time of the initial sale to AmeriQuest Distribution and the subsequent sale by AmeriQuest Distribution to its customer. Most of the major distribution agreements also give AmeriQuest Distribution qualified return privileges on slow-moving inventory. AmeriQuest Distribution's distribution agreements do not restrict AmeriQuest Distribution from selling similar products manufactured by competitors. Any minimum purchase provisions in AmeriQuest Distribution's distribution agreements are at levels that AmeriQuest Distribution believes do not impose significant risk.

  From time to time, the demand for certain products sold by AmeriQuest Distribution exceeds the supply available from the vendor. AmeriQuest Distribution believes that its ability to compete has not been adversely affected to a material extent by these periodic shortages, although sales may be adversely affected for an interim period. In order to limit the impact of such shortages, AmeriQuest Distribution generally attempts to include comparable products from more than one vendor in its product line and endeavors to provide direction to its customers in their selection of products.

 Sales and Distribution

  AmeriQuest Distribution has divided its sales operations into five domestic and three international regions, each covering a geographical section of the country. Compensation is based, in part, on the gross profits generated from sales. The regional manager is a technically-trained salesperson and is responsible for opening new accounts and serving all established accounts in the manager's customer base. AmeriQuest Distribution also utilizes volume sales specialists at its offices who sell largely through telemarketing.

  Customer orders are generally made by a toll-free telephone call to a sales representative in AmeriQuest Distribution's sales offices, and the order is entered onto AmeriQuest Distribution's computer system. The sales representative has access to available information on inventory and customer credit status and, upon reviewing this data, can enter the order immediately. Shipment is usually made the same day, except on orders that require assembly and testing. Customers also may pick up their orders at the designated warehouse. All orders are handled on a prepayment, COD or credit basis depending on the customer's creditworthiness and previous payment history. In addition, AmeriQuest Distribution assists some resellers in obtaining equipment financing through third-party floor planning programs.

  AmeriQuest Distribution permits the return of products within certain time limits and under certain conditions subject to a restocking charge, provided that the products are unused. Products that are defective upon arrival are handled on a manufacturers' warranty return basis without any restocking charge.

  AmeriQuest Distribution estimates that a majority of its sales are to VARs and value-added dealers. No customer has accounted for more than 10% of AmeriQuest Distribution's net sales during 1995, 1994 or 1993. Sales by AmeriQuest Distribution are not seasonal to any material extent. Because of AmeriQuest Distribution's prompt delivery times, it maintains no substantial backlog of orders.

KENFIL

  In June 1995 Kenfil terminated its entertainment and educational software business, such that Kenfil is now engaged primarily in the distribution of business applications, utilities, graphics and communication software to the Asian market.

 International Operations and Sales

  AmeriQuest Distribution serves the international market place, primarily South America, through its regional office and warehouse in Miami, Florida. This business represents over 20% of total sales, and is a vital part of AmeriQuest's growth strategy.

ROBEC

  AmeriQuest acquired 50.1% of Robec in September 1994. The Amended and Restated Agreement and Plan of Reorganization (the "Merger Agreement") between AmeriQuest, Robec and certain principal shareholders of Robec provides that AmeriQuest must issue additional shares upon the acquisition of the minority shares pursuant to a merger between Robec and a wholly-owned subsidiary of AmeriQuest, i.e. RI Acquisition, Inc.

The shareholders of Robec approved the merger on September 27, 1995, and the merger was to close on or before September 29, 1995. However, due to the adjustment in merger consideration based on the comparative market values of Robec's common stock in relation to AmeriQuest Common Stock, the number of shares to be issued under the strict terms of the Merger Agreement exceeds 20% of the prior outstanding AmeriQuest Common Stock such that it may be necessary to secure the approval of AmeriQuest shareholders to comply with New York Stock Exchange requirements and possibly authorize an increase in authorized shares of AmeriQuest Common Stock before the merger can be consummated. No assurance can be given as to the likelihood or timing of the completion of the Robec merger.

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

  Robec is primarily a national valued-added wholesale distributor of microcomputers and related products to value-added resellers ("VARs"), dealers and computer retailers and primarily operates in this one business segment. Robec markets, sells and supports a variety of products ranging from individual components, which are typically sold in volume, to complete systems that have been fully configured, assembled and tested prior to delivery to its customers. Robec's historic strategy has been to emphasize the sale of these complete systems and to provide a high level of value-added services, including consultation on component selection and system configuration and provision of system assembly and testing and technical support services. As a result of competitive pressures, reduced profit margins and the way in which other, similar distributors have changed their businesses, Robec is now placing more emphasis on telemarketing as its primary sales method. Robec also provides a variety of training programs and educational seminars designed to enhance its customers' technical capabilities. In March 1994, Robec began, in respect to new customers, to discontinue its maintenance services and sales of spare parts and supplies for microcomputers and related products. Robec believes that the discontinuation of these services will not have a material effect on its inventory or results of operations.

  Robec's vendors include leading manufacturers such as Acer, Altos, Digi-Board, Fujitsu, IBM, Okidata, Multi-tech Systems, Samsung, Texas Instruments, Unisys and Wyse. Robec focuses its marketing efforts on the products of a limited number of key vendors in order to become one of the leading distributors for each of its principal vendors. This enables Robec to develop product-specific technical expertise that enhances its value-added support services. Robec attempts to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

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

  Microcomputers--Robec distributes desktop and portable personal computers and multiuser microcomputers manufactured by Acer, Altos, IBM, Trigem and Unisys.

  Printers--Robec distributes a broad line of dot matrix, laser and ink-jet printers manufactured by Citizen, Fujitsu and Okidata.

  Monitors and Terminals--Robec distributes monitors and terminals manufactured by Acer, CTX, Link, Orchestra, Qume, Relisys, Samsung, Unisys and Wyse.

  Local Area Networks--A LAN permits microcomputers to communicate with one another and to function on an integrated basis. Robec distributes LAN software and specialized hardware products manufactured by Computone, Digi-Board, D-Link, Samsung and Unisys. Many of these products are offered with Novell, Moses Computers or EMEX software.

  Accessories and Supplies--Robec distributes hard and floppy disk drives, board products, diskettes, stand-by power supplies, modems and other communications products, accessories and supplies manufactured by numerous companies including Boca Research, Mountain Computer, Multi-Tech Systems, UDS and 3M.

  Software--Robec sells a variety of operating system and LAN software products generally as part of its systems sales. Robec has also commenced the sale of certain applications software. Among the manufacturers of these software products are SCO, Data Access and Novell.

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

  From time-to-time, the demand for certain products sold by Robec exceeds the supply available from the vendor. Robec believes that its ability to compete has not been adversely affected to a material extent by these periodic shortages, although sales may be adversely affected for an interim period. In order to limit the impact of such shortages, Robec generally attempts to include comparable products from more than one vendor in its product line and endeavors to provide direction to its customers in their selection of products.

 Competition

  Competition in the distribution of microcomputer products is intense. Principal national distributors are Ingram Micro D, Inc., Merisel, Inc. and Tech Data Corporation. AmeriQuest Distribution and Robec also compete with numerous manufacturers, resellers, retailers and regional distributors. Most of AmeriQuest Distribution's and Robec's major competitors have substantially greater financial resources than AmeriQuest Distribution or Robec, even on a combined basis.

  Competition is primarily based upon availability of product, price, speed of delivery, convenience, technical support and other support services. AmeriQuest Distribution believes that it is generally competitive with respect to each of these factors and that its principal, competitive advantages are its technical support and other support services, and speed of delivery.

  The software distribution industry is highly competitive. Competition within the industry is based primarily on price and product availability, and to a lesser extent on the speed of delivery and the level of marketing and other services provided. Certain of Kenfil's competitors have substantially greater financial resources than Kenfil. Kenfil's principal competitors include international distributors such as Ingram Micro Inc. and Merisel, Inc., both of which distribute hardware products in addition to software. Because of the intense competition within the industry, software distributors, including Kenfil, have low gross and operating margins. Consequently, Kenfil's profitability is highly dependent upon effective management and control of costs.

  The manner in which microcomputer software products are distributed and sold is changing, and new methods of distribution may emerge or expand. Software publishers have sold, and may intensify their efforts to sell, their products directly to resellers and end-users, including certain major reseller customers of Kenfil. From time to time certain publishers have instituted programs for the direct sale of large-order quantities of software to major corporate accounts, and these types of programs may continue to be used by various publishers. In addition, certain major publishers have implemented programs for master copy distribution of software (site licensing). These programs generally grant an organization the right to make any number of copies of software for distribution within the organization provided that the organization pays a fee to the publisher for each copy made. Also, publishers may attempt to increase the volume of software products distributed electronically to end-user's microcomputers. These factors, among others, led the Company's decision to terminate its entertainment software business.

 Employees

  As of September 30, 1995, AmeriQuest had 89 full-time employees, exclusive of those persons employed by its subsidiaries, as identified below.

  As of September 30, 1995, CMS Enhancements, Inc. had 34 full-time employees.

  As of September 30, 1995, AmeriQuest Distribution had 171 full-time employees, including 13 persons employed overseas. None of AmeriQuest Distribution's employees are covered by a collective bargaining agreement. AmeriQuest Distribution considers its relations with its employees to be good.

  As of September 30, 1995, Kenfil had 74 full-time employees, all of which are overseas personnel.

  As of September 30, 1995, Robec had 129 full-time employees, including 79 persons employed in sales, sales support and marketing functions. None of Robec's employees are covered by a collective bargaining agreement. Robec considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

AMERIQUEST

  AmeriQuest's principal offices are located in leased facilities in Santa Ana, California. AmeriQuest, CDS Distribution and Kenfil are all housed primarily in this facility, which consists of approximately 55,000 square feet of office space, which occupy two floors of an eleven story office building. The principal offices for CMS Enhancements, Inc. are located in a 62,428 square foot, single level office/warehouse facility in Anaheim, California.

  AmeriQuest's distribution facilities previously were located in Irvine, California and Wilmington, Ohio. The inventory previously maintained in Irvine, California was relocated to Anaheim, California. Inventory for CDS Distribution previously maintained in Wilmington, Ohio was relocated to an AmeriQuest/NCD warehouse facility in Elk Grove Village, Illinois. Kenfil products continue to be stored and shipped from Wilmington, Ohio. Presently, there are a total of six warehouse distribution locations for AmeriQuest. One of the six is located in Horsham, Pennsylvania, in a Robec facility. All facilities are leased.

ROBEC

  Robec's executive, administrative and main sales offices are located in Robec's facility in suburban Philadelphia, Pennsylvania. This facility consists of 36,000 square feet of office space and 69,000 square feet of warehouse space. The current owner of this facility is a partnership affiliated with the management of Robec.

  Robec's branch offices generally consist of between 900 and 10,200 square feet of office space, depending on market size. The Atlanta branch was relocated to a 79,587 square foot facility in Lawrenceville, Georgia in July 1995. This facility is currently leased by AmeriQuest. Robec occupies approximately 15,000 square feet of warehouse space and 3,000 square feet of office space. The move was made as a planned consolidation of two facilities located in the Atlanta area. Robec's branch offices are equipped with standardized telephone, security and computer systems which Robec installs and programs.

  Robec leases all of its offices, two of which are leased from partnerships affiliated with the management of Robec. The leases generally provide for a base minimum rental per square foot. In addition, Robec is generally responsible for its pro rata share of maintenance expenses for common areas, real estate taxes and insurance. Robec is evaluating its current needs for branch offices and expects to reduce both the number and sizes of its branch offices during 1995. Robec's current leases generally permit the early termination of the lease upon payment of a penalty equal to the amount of one year's rent. If Robec should desire to extend any of the current leases, Robec believes that extensions on satisfactory terms, or alternative locations, generally would be available, although there can be no assurance that Robec would be able to negotiate further extensions of any particular lease.

SUMMARY TABLE

  The following table sets forth information regarding the regional offices of AmeriQuest and its subsidiaries.

                      LOCATION          SQUARE FEET LEASE EXPIRATION YEAR OPENED
                      --------          ----------- ---------------- -----------
 AmeriQuest: Santa Ana, CA............     55,000        3/31/06        1995
             Anaheim, CA..............     62,248        2/28/00        1995
             Miami, FL................     30,000         2/1/99        1995
             Hollywood, FL............     15,418        8/31/97        1995
             Hollywood, FL............     15,887        8/31/97        1994
             Lawrenceville, GA........     79,587        2/14/00        1995
             Chicago, IL..............     44,760        9/30/95        1995
             Visalia, CA..............     46,800        3/  /99        1994
             Van Nuys, CA.............     21,829        7/31/95        1992
             Hollywood, FL............      3,963        9/30/97        1995
             Alpharetta, GA...........      1,924         6/1/99        1994
             Westboro, MA.............      7,800        1/31/97        1993
             Hauppauge, NY............      2,000        1/31/99        1994
             Dallas, TX...............     13,520        3/31/96        1993
 Robec:      Boston, MA...............     15,100        2/28/99        1994
             Chicago, IL..............      1,775       12/31/95        1988
             Kansas City, MO..........        977        6/30/98        1993
             Reston, VA...............        300      mo.to mo.        1984
             Horsham, PA..............    110,000        12/1/96        1978
             Salt Lake City, UT.......      2,300       12/31/95        1990
             Youngstown, OH...........      6,640       12/31/95        1993

ITEM 3. LEGAL PROCEEDINGS.

  AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. The management of AmeriQuest believes that none of such current proceedings individually or in the aggregate, will have a material adverse effect on AmeriQuest.

  While not expected to be of material effect to the Company, Kenfil Inc. vs. RLI Insurance Company, Superior Court of the State of California, County of Los Angeles, No. BC 108564 filed July 12, 1994, involves litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994. The defendant cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil Inc., based on affidavits from former Kenfil employees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. The defendant's theory is that it is not obligated to even cover that portion of the damage cause by the earthquake because of the possible fraud involved with such actions; while the management of Kenfil maintains that only that portion of damages actually incurred by the earthquake were submitted as claimed losses. There exists a question of fact as to whether the actions of Kenfil's employees were instigated by upper-level management and a question of law as to whether the managers of Kenfil are able to take ultra vires actions which can be attributed to Kenfil. The testimony to date appears fragmented and uncorroborated, such that a close examination of the evidence deduced to date reveals no clear evidence that would allow one to conclude that the defendant was in any way defrauded. Additionally, it appears that the defendant insurance company failed to terminate the contract upon discovery of the alleged "fraud," and merely chose to not renew the contract upon its expiration. Although there are pictures available to prove the actual damage immediately following the earthquake, no assurance can be given that the defendant will not ultimately prevail. The ability of Kenfil Inc. to satisfy any possible future judgement is dependent on the results of its future operations. However, such a judgement would not directly impact the other subsidiaries of AmeriQuest nor AmeriQuest itself.

  Richard M. Terrell, et al. vs. AmeriQuest Technologies, Inc., was filed December 20, 1994 in the Circuit Court of the State of Oregon for the County of Washington, Case No. C941228CV. The Company learned by happenstance during the week of May 11, 1995 that default judgments in the amount of $15.9 million were entered against it and its former Chief Executive Officer in the Circuit Court of Washington County, Oregon on February 17, 1995 in favor of certain shareholders of defunct Microware Corporation ("Microware"). The lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993. The judgement has since been vacated. In the opinion of management the suit is without merit. The Plaintiffs' claims are premised on a Share Exchange Agreement dated January 14, 1993 by and between the Company and the Plaintiffs, which was terminated on January 21, 1993 in light of an ever continuing and accelerating deterioration in the operations of Microware, which the Company believed to constitute a "material adverse change" under the Share Exchange Agreement.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the current officers of AmeriQuest.

           NAME        AGE                     POSITION
           ----        ---                     --------
     Steve DeWindt....  40 Chairman of the Board of Directors and Chief
                            Executive Officer
     Mark Mulford.....  41 Director, President and Chief Operating Officer
     Donald Resnick...  52 Chief Financial Officer
     Dennis Fairchild.  45 Chief Accounting Officer

  The officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, subject, however, to the provisions of their employment agreements, which generally provide for severance payments in the event of termination for other than "cause," as defined in each employment agreement. The severance rights range from one to two years of salary, during which time they are prohibited from competing with AmeriQuest or its subsidiaries.

  Steve DeWindt (age 40) has served as one of four Co-Presidents of Computer 2000 and head of Group Sales & Marketing for Computer 2000 since May, 1992. He is responsible for the geographic regions of Northern Europe, North America and the Middle East. Prior to his affiliation with Computer 2000 Mr. DeWindt served as Director of worldwide sales for the reseller channel at Intel from May, 1984 to April, 1992. Mr. DeWindt also served as Director of Business Affairs and International Marketing for the Records and Music Publishing Group of the Walt Disney Company from June, 1979 to March, 1983. Mr. DeWindt holds an Masters in Business Administration from the University of California at Los Angeles ("UCLA").

  Mark Mulford (age 41) has served for the last nine years with Frontline Distribution Ltd., Computer 2000's largest foreign subsidiary, which conducts business in the United Kingdom, most recently as Managing Director. Mr. Mulford holds a degree in Chemistry from Oxford University. Mr. Mulford is a Chartered Accountant.

  Donald Resnick (age 53) joined AmeriQuest as interim President in July 1995 and became Chief Financial Officer upon the consummation of the Computer 2000 purchase on August 22, 1995. Mr. Resnick was Chief Operating Officer of NCD from August 1994 to June 1995. From June 1990 to August 1994 he was engaged in various venture capital activities. From 1978 to June 1990 he served as the International Chief Financial Officer for Digital Equipment Corporation and the Executive Vice President for Schweber Electronics. Mr. Resnick has degrees from New York University, Adelphi University and the Wharton School University of Pennsylvania. Mr. Resnick is a Certified Public Accountant.

  Dennis Fairchild (age 45) joined AmeriQuest upon its acquisition of NCD in November 1994. Mr. Fairchild has served as Chief Financial Officer of NCD since January 1994. From March 1990 to December 1993, Mr. Fairchild was a partner in Coral Springs Connections, the owner of Southwest Frozen Foods, and served as Chief Financial Officer of Southwest Frozen Foods. Mr. Fairchild holds a Bachelor of Science degree in Accounting from Man Kato State University. Mr. Fairchild is a Certified Public Accountant and a CMA.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The following table sets forth the market prices for the shares of Common Stock of AmeriQuest. The prices reflect the high and low closing prices quoted on the New York Stock Exchange for each calendar quarter since December 31, 1993.

  AMERIQUEST

   1993                                                              HIGH   LOW
   ----                                                              -----  ---
   First Quarter.................................................... 3 3/8  2
   Second Quarter................................................... 3 5/8  2
   Third Quarter.................................................... 3 1/4  2
   Fourth Quarter................................................... 5 3/4 2 1/2
   1994
   ----
   First Quarter....................................................   6   4 1/8
   Second Quarter................................................... 4 1/8  3
   Third Quarter.................................................... 4 1/4 3 1/8
   Fourth Quarter...................................................   4   2 5/8
   1995
   ----
   First Quarter.................................................... 3 1/4 2 1/2
   Second Quarter................................................... 3 1/4 1 3/4
   Third Quarter.................................................... 2 1/8 1 1/8

  On September 30, 1995, the stock of AmeriQuest closed at $1.25 per share on the New York Stock Exchange. As of that date AmeriQuest had approximately 1,045 shareholders of record.

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

                                        YEAR ENDED JUNE 30,
                         -------------------------------------------------------
                            1995         1994       1993      1992       1991
                         ----------    ---------  --------- ---------  ---------
Net sales (1)...........   $416,571      $87,593    $73,082  $115,053   $130,062
Income (loss) before
taxes...................    (67,566)      (7,971)       236    (9,623)   (12,027)
Net income (loss) (2)...    (67,566)      (7,971)       236    (8,893)    (8,501)
Earnings (loss) per
share (2)...............      (3.76)       (1.33)      0.08     (3.04)     (2.89)
Total assets............    128,008       65,145     20,274    23,522     40,747
Long-term obligations...     24,515(3)     3,442      1,817       274      1,851
Stockholders' equity
(deficit)...............    (25,709)      12,875      8,644     7,952     16,806
Weighted average shares
outstanding............. 17,993,440    5,973,511  3,060,908 2,921,588  2,941,666

------
(1) The sales increase in 1995 was due primarily to acquisitions. The sales increase in 1994 compared to 1993 was largely due to the initiation of a broader distribution strategy. Year to year sales declines from 1991 to 1993 were principally due to an eroding customer base and reduced emphasis on commodity products.

(2) The losses in 1995 were impacted by the Company's decision to terminate the entertainment software business and costs incurred to integrate prior acquisitions. Losses in 1994, 1992 and 1991 related principally to corporate restructurings in 1994 and 1992 and erosion of the customer base in 1991 to 1993 not offset by operating cost decreases.

(3) Includes the $18 million advance from Computer 2000 related to its equity investment (see Note 8 to the Consolidated Financial Statements) and $5.8 million associated with the issuance of 6.8 million shares of the Company's common stock required to complete the Robec merger (see Note 2 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

BUSINESS STRATEGY

  AmeriQuest is in a single line of business, namely the distribution of personal and other computing hardware and to a lesser extent software products. AmeriQuest has followed a business strategy of growth by acquisition, consistent with the consolidation that is occurring in the maturing personal computer marketplace. For this strategy to be successful, the Company must:

  . Integrate the operations of Robec

  . Combine the business cultures of diverse operations

  . Obtain adequate capital resources to fund working capital required for continuing operations

  During the last half of fiscal 1994 and through fiscal 1995, the Company completed the acquisitions of several regional distributors, Kenfil, Inc., NCD, Inc. and 50.1 percent of Robec, Inc. This completes the Company's currently planned acquisitions except for the remaining 49.9 percent interest in Robec, Inc. which management expects to complete in the first half of fiscal 1996. During the fourth quarter of fiscal 1995 in anticipation of the completion of Computer 2000's equity investment and with input from Computer 2000's management, the Company made the decision to terminate its entertainment software business which was a substantial portion of Kenfil Inc.'s U.S. operations. (See a further discussion below.) The Company still operates Kenfil's application software distribution business in Asia.

  The following reflects the net changes in each specified account as regards to the implementation of the business strategy of the Company:

                                                           INCREASE (DECREASE)
                                                             DURING THE YEAR
                                                             ENDED JUNE 30,
                                                         -----------------------
                                                            1995        1994
                                                         COMPARED TO COMPARED TO
                                                            1994        1993
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
Sales
  Due to acquisitions...................................  $333,016     $14,267
  Continuing operations.................................    (4,038)        244
  Net change............................................   328,978      14,511
Gross Profit
  Due to acquisitions...................................    14,519         771
  Continuing operations.................................   (11,338)        256
  Net change............................................     3,181       1,027

SIGNIFICANT FISCAL 1995 NET LOSS

  The Company incurred significant losses during fiscal 1995 related to acquired operations. The most substantial portion of this loss, $30.1 million, resulted from the decision to terminate Kenfil's entertainment software business ($20.3 million related to the write-off of intangible assets and $9.8 million of reserves to write down inventory to liquidation value and customer and vendor receivables to their recoverable value). Additional operating losses of $8.1 million were incurred to integrate operations, systems and business practices, as well as consolidate warehouse facilities, reduce headcount and eliminate redundant regional distribution operations. These costs are summarized below:

   Termination of entertainment software business:
     Intangible write-off............................................... $20,339
     Asset write-offs...................................................   9,800
   Integration of acquired hardware distribution companies:
     Intangible write-off...............................................   3,438
     Property and equipment write-offs..................................   2,183
     Severance..........................................................   2,500
                                                                         -------
                                                                         $38,260
                                                                         =======

  In addition to operating losses incurred directly related to current year acquisition activity, significant operating losses were incurred at the Company's CDS, NCD and Robec subsidiaries. These operating losses resulted from significant competitive pricing pressures reducing sales prices and gross margins, pre-integration operating costs related to redundant warehouse facilities and personnel and, inventory write-downs due to elimination of targeted product lines, loss of certain vendors and a fourth quarter liquidation strategy required to raise sufficient levels of operating cash flow (see liquidity section below).

  In the fourth quarter of fiscal 1995, in anticipation of the completion of Computer 2000's equity investment and with input from Computer 2000's management, AmeriQuest management decided to refocus the strategic direction of the Company. The new strategic direction is focused upon the higher margin computer hardware and value-added manufacturing segments of the Company's business. As such, the decision was made to terminate Kenfil's entertainment software business.

  Operating results from Kenfil's entertainment software business during fiscal year 1995 are as follows (in thousands):

   Net sales............................................................ $25,051
   Gross margin.........................................................   3,677
   Intangible write-off.................................................  20,339
   Net loss.............................................................  25,885

NET SALES

  During the years ended June 30, 1995 and 1994, with emphasis upon a broader based distribution strategy, net sales increased 373% and 20%, respectively, as contrasted with the prior year. The majority of these sales increases were directly associated with the operations of acquired businesses. AmeriQuest has also emphasized value-added assembly of certain products, limited in fiscal year 1995 and 1994 to mass storage devices.

  Net sales at NCD and Robec during fiscal 1995 are below their pre-acquisition levels experienced during comparable periods in the prior year. This is due to significant competitive pricing pressures, lost product lines and lost volume directly related to the Company's sales force integration efforts.

  An integral aspect of AmeriQuest's business is to exchange products sold to customers which are either incompatible units or do not work for a variety of technical and other reasons. If such products are ultimately determined to be defective, AmeriQuest, under contract terms with its vendors, is able to return such products to its vendors. Under such exchange arrangements AmeriQuest's economic risk is nominal and generally limited to the costs of freight and technical services, both current period charges to expense. An aggregate warranty and returns reserve of approximately $2 million is reflected in the balance sheet of AmeriQuest at June 30, 1995.

COST OF SALES AND GROSS PROFIT

  The Company operates in the personal computer industry, which is affected by significant technological change and short product life cycles. Competitors have financial, marketing, or management resources substantially greater than those of AmeriQuest. Product lines sold by AmeriQuest are also offered by many other distributors, which in combination with short product life cycles, can result in rapid declines in product gross margins. In addition, inventory is subject to loss due to short-term technological obsolescence.

  Gross margin and operating results were negatively impacted during fiscal 1995 by significant costs and management efforts focused on the integration of the acquired businesses. Gross margin has also been negatively impacted by high levels of sales returns and very competitive pricing in its software and certain regional hardware distribution businesses along with inventory losses of $17 million related primarily to the elimination of certain product lines, loss of certain vendors and a fourth quarter liquidation strategy to raise sufficient levels of operating cash flow.

  The Company's gross margins also declined during fiscal 1994 and 1993 as compared to prior periods due to intense price erosion on many AmeriQuest product lines.

  AmeriQuest anticipates that it will continue to experience downward pressure on gross margins due to industry price competition. Although AmeriQuest expects that it will be able to continue to reduce selling, general and administrative expenses as a percentage of sales, no assurance can be given as to whether such reductions will, in fact, occur or as to the actual amount of any such reductions. To the extent gross margins continue to decline and the Company is not successful in increasing sales and, reducing selling, general and administrative expenses as a percentage of sales, the Company will experience further negative operating results.

  AmeriQuest manages its inventories by maintaining sufficient quantities to achieve high order fill rates while at the same time attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances will fluctuate as the Company adds new product lines and when appropriate, makes large purchases from manufacturers when the terms of such purchases are considered advantageous. The Company's contracts with certain vendors provide price protection and stock return privileges to help reduce the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory. In addition, the Company has the right to return a certain percentage of purchases, subject to certain limitations.

  In general, vendors provide various incentive programs to the Company. The funds received under these programs are determined based on purchases and/or sales of the vendors' product and the performance of certain training, advertising and other market development activities. Revenue associated with these funds is recorded when earned either as a reduction of selling, general and administrative expenses or product cost, according to the specific nature of the program. Market development funds received from vendors aggregated $2.7 million in fiscal year 1995 and were immaterial in fiscal years 1994 and 1993.

OPERATING EXPENSES

  For the years ended June 30, 1995, 1994 and 1993, selling, general and administrative expenses were approximately 13%, 16% and 14% of net sales, as AmeriQuest expanded its employee base and acquired new facilities to support additional product lines to accommodate revenue growth. During fiscal 1995, the Company wrote off intangibles of $23.8 million associated with the decision to terminate its entertainment software business and the elimination of certain redundant regional distribution businesses. In addition, the Company incurred significant costs associated with the closure of redundant warehouse facilities and the reduction of personnel. The Company also wrote off a significant amount of customer receivables related to the termination of its entertainment software business and recorded bad debt reserves related to lower volume and higher credit risk customers. In 1994 AmeriQuest restructured its operations and related charges aggregated $5.7 million. The components of the restructuring charge are as follows (dollars in thousands):

   Employee terminations................................................ $  500
   Facilities abandonment...............................................    300
   Discontinued product lines...........................................  4,900
                                                                         ------
                                                                         $5,700
                                                                         ======

  As this restructuring was initiated in the middle of the fiscal year 1994, the efforts were largely completed by year end and the related expenditures were largely incurred at that date. The discontinued product lines related to the then direct manufacture of personal computers utilizing proprietary design features.

OPERATING RESULTS

  The annual and quarterly operating results of the domestic operations of the Company during the three years ended June 30, 1995, have varied considerably due to the acquisition of distribution companies and a reduced emphasis on manufacturing for all but mass storage assembly of disk drives.

INTEREST EXPENSE

  Interest expense increased during the years ended June 30, 1995, and 1994 to 1.5% and .8%, respectively, of net sales, as a result of AmeriQuest's reliance on its bank line of credit to finance increased accounts receivable and inventories. During the year ended June 30, 1993 interest expense was .5% of net sales.

INCOME TAXES

  In the years ended June 30, 1995, 1994 and 1993 no income tax expense resulted due to losses or the availability of tax operating loss carry forwards.

INFLATION

  To date, AmeriQuest has not been significantly affected by inflation. Moreover, technological changes in the electronics industry have generally resulted in price reductions, despite increases in certain costs which may be affected by inflation. In addition, many electronic components of comparable quality can currently be purchased outside of the United States at favorable prices.

LIQUIDITY AND CAPITAL RESOURCES

  During fiscal year 1995, the Company has generated cash to meet its operating needs by sales of common stock, subordinated indebtedness and bank borrowings. At June 30, 1995, the Company had $970,000 in cash and had borrowed approximately $73 million against its existing lines of credit. During fiscal year 1995, the Company used $43.6 million of cash in operating activities, compared to the use of $8.4 million in operating activities in the prior year. The significant amount of cash used in operating activities resulted from operating losses, investments of approximately $6 million in business integration activities associated with the current year acquisitions, conversion of approximately $13.3 million of trade payables into borrowings under the Company's line of credit facility and investment in working capital required to support the significant increase in business volume associated with the acquired distribution companies. At June 30, 1995, the Company incurred a net loss of $67.6 million, had a stockholders' deficit of $25.7 million and a working capital deficit of $21.4 million.

  In November 1994, AmeriQuest and Computer 2000 entered into an agreement pursuant to which Computer 2000 agreed to invest approximately $50 million in AmeriQuest in exchange for a majority ownership interest in Ameriquest. Under the agreement Computer 2000 initially loaned AmeriQuest $18 million. In August 1995, Computer 2000 exchanged the $18 million notes and provided the Company with additional cash proceeds of approximately $31 million in exchange for the issuance by AmeriQuest of certain shares of AmeriQuest's preferred stock, convertible into common stock and warrants, all subject to adjustment for certain defined activities (see Note 3 of the Notes to Consolidated Financial Statements). Further, as consideration for Computer 2000's exchange of the notes of $18 million and Computer 2000's additional investment of $31 million, AmeriQuest also granted to Computer 2000 certain pari passu rights with respect to other outstanding warrants, options and other rights to acquire shares of AmeriQuest's common stock that AmeriQuest has previously granted, or is obligated to grant in the future, to others. After the completion of the Computer 2000 equity investment, Computer 2000's ownership of the Company approximated 51 percent. Computer 2000 holds warrants allowing it to increase its ownership in the Company to approximately 61 percent. The Company used these proceeds to repay trade debt and borrowings under its line of credit agreements.

  In addition to the additional equity capital provided by Computer 2000, the Company has begun a program to reduce operating costs through the closure of unprofitable field sales offices and the consolidation of distribution warehouses and the elimination of duplicate labor and non payroll operating costs. In addition, administrative costs have been reduced through the flattening of the Company's management structure. Management is continuing these cost reduction activities. Further cost reductions should also result through the elimination of duplicate administration and other operating costs once the Robec merger is complete.

  The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $80 million at June 30, 1995 including a $20 million facility extended to Robec, Inc. Current lines of credit totaling $27.5 million expire on December 31, 1995 relate to NCD.

  Borrowings under these facilities are limited to a contractual percentage of eligible inventories and receivables. At June 30, 1995, all inventories and accounts receivable were pledged as collateral under these facilities and the lenders hold liens on substantially all of the other assets owned by the Company. The terms of the lending agreements include certain restrictive covenants which require the maintenance of specified financial covenants generally related to tangible net worth, working capital and total debt to tangible net worth. Borrowings under these lines bear interest from 1 to 3 percent over the prime rate and are limited to specified percentages of AmeriQuest's eligible accounts receivable (a borrowing base in excess of $27.5 million) and inventories (a borrowing base of over $27.5 million). At various dates during fiscal year 1995 and continuing at September 1995, the Company was in default to its primary lender due to noncompliance with certain financial ratio and other covenant compliance. In October 1995, the Company received a waiver from its primary lenders for non-compliance of the financial covenants of the NCD credit agreement. The Company has also amended its credit agreements covering its remaining borrowings to remove the financial covenants which the Company was not in compliance with at June 30, 1995, pending renegotiation of the financial covenants. The amendment also allows the lender to cancel the credit agreement with 60 days notice. At September 30, 1995, AmeriQuest, through NCD, had approximately $8 million available under its existing credit facilities based upon then available collateral.

  The Company is in the process of negotiating the refinancing of its credit agreements. Management expects that the Company will complete this refinancing by December 31, 1995. Management believes that improvements in operating cash flows resulting from the cost containment activities discussed above, together with available borrowings on current credit agreements and the expected refinancing will allow the Company to meet its obligations and capital needs as they arise through June 30, 1996.

  Cash utilized in operations was approximately $8.4 million in fiscal 1994 and $1.2 million in fiscal 1993. In 1994 and 1993 property purchases were limited to approximately $1.5 million and $1.3 million, respectively. Bank borrowings increased by approximately $23 million in 1994, principally utilized to fund acquired assets. Borrowings in 1993 were highly variable and did not exceed $3.6 million during the year.

  In 1995 and 1994 proceeds from stock issuances supplemented borrowed resources and were largely required to complete the business acquisitions of AmeriQuest and fund operations.

  In August 1995 the Company sold its Singapore subsidiary ("CMS Singapore") to a former officer and director of the Company. The Company exchanged all of the stock of CMS Singapore for 350,000 shares of the Company's previously issued common stock. The consideration received for CMS Singapore is approximately equal to its net book value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements, notes thereto, and the report of independent public accountants thereon are included herein. Supplementary data, including quarterly financial information, is included following the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the current directors and officers of AmeriQuest.

        NAME        AGE POSITION
        ----        --- --------
                        Chairman of the Board of Directors and Chief Executive
 Steve DeWindt.....  40 Officer
 Harry Krischik....  44 Co-Chairman of the Board of Directors
 Marc L. Werner....  38 Vice-Chairman of the Board of Directors
 Mark Mulford......  41 Director, President and Chief Operating Officer
 Klaus J.M. Laufen.  52 Director
 Holger Heims......  32 Director
 Harold L. Clark...  59 Director
 Stephen G. Holmes.  49 Director
 Donald Resnick....  53 Chief Financial Officer
 Dennis Fairchild..  45 Chief Accounting Officer

  Steve DeWindt (age 40) has served as one of four Co-Presidents of Computer 2000 and head of Group Sales & Marketing for Computer 2000 since May, 1992. He is responsible for the geographic regions of Northern Europe, North America and the Middle East. Prior to his affiliation with Computer 2000 Mr. DeWindt served as Director of worldwide sales for the reseller channel at Intel from May, 1984 to April, 1992. Mr. DeWindt also served as Director of Business Affairs and International Marketing for the Records and Music Publishing Group of the Walt Disney Company from June, 1979 to March, 1983. Mr. DeWindt holds an Masters in Business Administration from the University of California at Los Angeles ("UCLA").

  Dr. Harry Krischik (age 44) has served as one of the Co-Presidents of Computer 2000 for more than the last five years, with responsibility for the areas of logistics, electronic data processing and human resources. He also has regional responsibility for Southern Europe and Latin America.

  Marc L. Werner (age 38) has been employed by Werner Co. since 1986, and currently serves as President and Director for Werner Financial, Inc. and various companies affiliated with Werner Co. Mr. Werner is a Certified Public Accountant, and holds a Bachelor of Science degree in Accounting from Northern Illinois University.

  Mark Mulford (age 41) has served for the last nine years with Frontline Distribution Ltd., Computer 2000's largest foreign subsidiary, which conducts business in the United Kingdom, most recently as Managing Director. Mr. Mulford holds a degree in Chemistry from Oxford University. Mr. Mulford is a Chartered Accountant.

  Klaus J. M. Laufen (age 52) has served as one of the Co-Presidents of Computer 2000 for more than the last five years, with responsibility for the areas of finance, group investments and investor relations.

  Holger Heims (age 32) has served with Computer 2000 since October, 1991, most recently as Director of Investments, Tax & Legal. From May, 1989 to October, 1991 he was a partner in the firm of Heims Tax Consultants. Mr. Heims has a Masters of Business Administration degree from Munich University.

  Harold L. Clark (age 59) was named President and Chief Executive Officer of AmeriQuest on December 3, 1993. He was appointed to serve as a director on March 4, 1994 and resigned as President and Chief Executive Officer on August 22, 1995. Prior to December 1993 he served as President and Chief Executive Officer of CDS Distribution, Inc., a subsidiary of AmeriQuest, from April 1993 to December 1993. From February 1991 to December 1992, he served as President, Chief Operating Officer and Director of Everex Systems, Inc. (L"Everex"). From 1989 through 1991, he served as a computer industry consultant. From 1984 to 1989, he served as the President of Ingram Micro, Inc. Dr. Clark received a B.S. Degree from Bryant College, an MBA from Pepperdine University, and has earned a Doctor of Education Degree from Nova University.

  Stephen G. Holmes (age 49) joined AmeriQuest as its Chief Financial Officer, Secretary and Treasurer in January 1992, after serving as a general partner and a managing partner of Arthur Andersen & Co. from 1978 until 1992. Mr. Holmes was appointed to serve as a Director on March 4, 1994. Effective August 22, 1995 Mr.

Holmes is a consultant to AmeriQuest. Mr. Holmes was educated at the University of Colorado and the University of Rochester, from which he received a B.S. degree, and is licensed to practice as a Certified Public Accountant in the State of California and other states.

  Donald Resnick (age 53) joined AmeriQuest as interim President in July 1995 and became Chief Financial Officer upon the consummation of the Computer 2000 purchase on August 22, 1995. Mr. Resnick was Chief Operating Officer of NCD from August 1994 to June 1995. From June 1990 to August 1994 he was engaged in various venture capital activities. From 1978 to June 1990 he served as the International Chief Financial Officer for Digital Equipment Corporation and the Executive Vice President for Schweber Electronics. Mr. Resnick has degrees from New York University, Adelphi University and the Wharton School University of Pennsylvania. Mr. Resnick is a Certified Public Accountant.

  Dennis Fairchild (age 45) joined AmeriQuest upon its acquisition of NCD in November 1994. Mr. Fairchild has served as Chief Financial Officer of NCD since January 1994. From March 1990 to December 1993, Mr. Fairchild was a partner in Coral Springs Connections, the owner of Southwest Frozen Foods, and served as Chief Financial Officer of Southwest Frozen Foods. Mr. Fairchild holds a Bachelor of Science degree in Accounting from Man Kato State University. Mr. Fairchild is a Certified Public Accountant and a CMA.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table provides information concerning the annual and long-term compensation of the Chief Executive Officer of AmeriQuest and each of the four other highest paid executive officers who served as such at the end of fiscal year 1995 and for two of the other highest paid executive officers who had left AmeriQuest prior to the end of fiscal year 1995 for services rendered to AmeriQuest and its subsidiaries in all capacities during the fiscal years 1995, 1994 and 1993.

                                                          LONG-TERM
                              ANNUAL COMPENSATION(1)     COMPENSATION
                             --------------------------- ------------
                                                         STOCK OPTION
                                                            AWARDS          ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY       BONUS   (SHARES)(2)       COMPENSATION
---------------------------  ---------------    -------- ------------      ------------
Harold L. Clark.........      1995 $ 214,117           0   200,000shs.(2)        0
 Chief Executive Officer      1994  $134,861(3)        0   250,000shs.(2)        0
                              1993 $  18,000(3)        0         0               0
Stephen G. Holmes.......      1995  $155,769           0    50,000shs.(2)        0
 Secretary/Treasurer          1994  $130,819           0   100,000shs.(2)        0
 Chief Financial Officer      1993  $100,000           0         0
Peter S.H. Grubstein....      1995  $162,500           0         0               0
 Senior Vice President        1994         0           0         0               0
                              1993         0           0         0               0
Howard B. Crystal.......      1995  $148,942           0   100,000shs.(2)        0
 Senior Vice President--
  Operation                   1994         0           0         0               0
                              1993         0           0         0               0
Peter D. Lytle..........      1995  $100,000           0    40,000shs.(2)        0
 Senior Vice President--
  Operations                  1994    56,140           0         0               0
                              1993         0           0         0               0
Irwin Bransky(4)........      1995  $271,631           0         0               0
 Former President             1994         0           0         0               0
 and Chief Executive
  Officer of
  Kenfil Inc.                 1993         0           0         0               0
Carol L. Miltner(5).....      1995  $184,560(5)        0         0               0
 Executive Vice               1994 $  75,000     $28,125   100,000shs.(5)        0
 President--Sales and
  Marketing                   1993         0           0         0               0

--------
(1) In fiscal years 1995, 1994 and 1993, no executive officer received perquisites or other personal benefits, securities or property which exceeded the lesser of $50,000 or 10% of such executive officer's salary and bonus.
(2) Stock awards were made during fiscal 1995 to Messrs. Clark and Holmes at $2.50 per share, with the par value being paid in cash and the balance represented by non-interest bearing Promissory Notes in the amounts of $498,000 and $124,500, respectively. Stock options awarded in fiscal 1995 and 1994 were non-qualified stock options exercisable at $3.15 and $2.00 per share, respectively, and are subject to the approval of shareholders.
(3) Includes compensation received as a consultant in the applicable period in the amounts of $59,861 and $18,000, respectively.
(4) Irwin Bransky left AmeriQuest in February, 1995.
(5) Carol Miltner left AmeriQuest in March, 1995. A consulting fee of $75,000 was paid at that time to The Consulting Group, which is wholly-owned by Ms. Miltner, and the options subject to her Employment Agreement were deemed to be fully vested, exercisable at $2.00 per share.

OPTION GRANTS

  The following table provides, as to the Chief Executive Officer and each of the four other highest paid executive officers who served as such at the end of fiscal year 1995 and for two of the other highest paid executive officers who had left AmeriQuest prior to the end of fiscal year 1995, information concerning individual grants of stock options made during fiscal year 1995.

                                      % OF TOTAL                        POTENTIAL REALIZABLE VALUE
                           NO. OF      OPTIONS                            AT ASSUMED ANNUAL RATES
                         SECURITIES   GRANTED TO                           OF STOCK APPRECIATION
                         UNDERLYING   EMPLOYEES   EXERCISE                 FOR OPTION TERM(4)(5)
                          OPTIONS     IN FISCAL     PRICE    EXPIRATION ---------------------------
NAME                      GRANTED     YEAR 1995  (PER SHARE)    DATE     0%       5%        10%
----                     ----------   ---------- ----------- ---------- ---------------- ----------
Harold L.Clark (1)......        0          0            0          --      $0 $        0 $        0
Stephen G. Holmes (1)...        0          0            0          --      $0 $        0 $        0
Peter S.H. Grubstein....        0          0            0          --      $0 $        0 $        0
Howard B. Crystal.......  100,000(2)     100%       $3.15    7/14/2000     $0   $110,000   $240,000
Peter D. Lytle..........        0          0            0          --      $0 $        0 $        0
Irwin Bransky...........        0          0            0          --      $0 $        0 $        0
Carol L. Miltner (3)....        0          0            0          --      $0 $        0 $        0

--------
(1) Stock awards were made during fiscal 1995 to Messrs. Clark and Holmes at $2.50 per share, with the par value being paid in cash and the balance represented by non-interest bearing Promissory Notes in the amounts of $498,000 and $124,500, respectively. The Notes are due September 30, 1996.
(2) The options granted are non-qualified stock options which vest in 25% increments every 14 months, with the first 25% scheduled to vest on September 14, 1995. Messrs. Crystal and Lytle left AmeriQuest at the end of July, 1995, and received severance payments equal to ten months salary in the amounts of $125,000 and $110,417, respectively. Additionally, the options earlier granted were deemed to be fully vested, exercisable at $3.15 per share and $2.00 per share respectively, but must be exercised within 90 days after the execution of the severance agreements.
(3) Carol Miltner left AmeriQuest in March, 1995. A consulting fee of $75,000 was paid at that time to The Consulting Group, which is wholly-owned by Ms. Miltner, and the options subject to her Employment Agreement were deemed to be fully vested, exercisable at $2.00 per share.
(4) The potential realizable values shown in these columns illustrate the results of hypothetical annual rates of appreciation compounded annually from the date of grant until the end of the option term, assuming an initial investment equal to the aggregate exercisable price shown for the option grant. These amounts are reported net of the option exercise price (which may be paid by delivery of already-owned shares of Common Stock), but before any taxes associated with the exercise or subsequent sale of the underlying shares.
(5) The dollar amounts in these columns are based on the hypothetical annual rates of appreciation noted and are therefore not intended to forecast possible future appreciation, if any, of the price of AmeriQuest's Common Stock. Alternative formulas for determining potential realizable value have not been utilized because AmeriQuest is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. There can be no assurance that the dollar amounts reflected in these columns will be achieved. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions, as well as the executive officer's continued employment through the vesting period.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

  The following table provides, as to the Chief Executive Officer of AmeriQuest and each of the four other highest paid executive officers who served as such at the end of fiscal year 1995 and for two of the other highest paid executive officers who had left AmeriQuest prior to the end of fiscal year 1995, information concerning unexercised stock options at June 30, 1995. None of the executive officers exercised any stock options during fiscal year 1995.

                                     NUMBER OF           VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
                                 AT JUNE 30, 1995          JUNE 30, 1995(1)
                             ------------------------- -------------------------
NAME                         EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                         ----------- ------------- ----------- -------------
Harold L. Clark.............    62,500   187,500 shs.    $ 7,813      $23,438
Stephen G. Holmes...........    35,000    75,000 shs.      9,375        9,375
Peter S.H. Grubstein........         0              0          0            0
Howard B. Crystal...........         0    100,000 shs          0            0
Peter D. Lytle..............    40,000              0    $ 2,500        2,500
Irwin Bransky...............         0              0          0            0
Carol L. Miltner............   100,000              0    $12,500            0

--------
(1) Based on the closing price of AmeriQuest's Common Stock on the New York Stock Exchange onJune 30, 1995.
(2) Carol Miltner left AmeriQuest in March, 1995. A consulting fee of $75,000 was paid at that time toThe Consulting Group, which is wholly-owned by Ms. Miltner, and the options subject to her Employment Agreement were deemed to be fully vested, exercisable at $2.00 per share.

COMPENSATION OF OUTSIDE DIRECTORS

  AmeriQuest paid Messrs. Walker T. Walker, Jr. and William N. Silvis $2,500 per quarter in their capacities as outside directors during fiscal 1995. AmeriQuest has and will continue to pay the expenses of itsnon-employee Directors in attending Board meetings. All directors are also eligible to receive stock and/or stock options as a form of compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the fiscal year ended June 30, 1993 AmeriQuest granted options to each of Messrs. Walker and Silvis to purchase 5,000 shares of AmeriQuest's Common Stock at $1.50 per share. Such options were originally due to vest over a three-year period; however, on December 3, 1993 the Board resolved that such options should immediately vest, and be increased to 20,000 shares each exercisable at $1.875 per share. Mr. Silvis has exercised his option in full, but Mr. Walker still holds his option. On October 14, 1994, the Board resolved to grant Messrs. Walker and Silvis additional three-year options relating to 15,000 shares each, exercisable at $3.375 per share. The proposal to adjust the stock options arrangements in favor of Messrs. Walker and Silvis and the grant of new options was proposed by new directors without regard to any compensation that might be paid to others pursuant to recommendation of the Compensation Committee. Additionally, on July 28, 1995, the Board resolved to cancel the options outstanding in favor of Messrs. Walker and Silvis in the respective amounts of 35,000 and 15,000 shares, respectively, and granted to such individuals fully-paid shares in such amounts in recognition of their long-standing service to AmeriQuest.

  On March 4, 1994, the independent members of the Board of Directors authorized AmeriQuest to grant five-year, non-qualified stock options to Mr. Terren S. Peizer and Manufacturers Indemnity and Insurance Company of America in the amounts of 400,000 shares and 150,000 shares, respectively, as additional incentive for Messrs. Terren S. Peizer and Marc L. Werner to assist AmeriQuest with its avowed policy of growth by acquisition. The options vested when AmeriQuest's operations attained a sales "run rate" of $300 Million per year. The exercise price is $4.50 per share.

  On October 14, 1994, Manufacturers Indemnity and Insurance Company of America paid $456,000 for(i) 190,000 shares of AmeriQuest Common Stock and
(ii) a warrant to acquire an additional 190,000 shares of AmeriQuest Common Stock, initially exercisable at $3.50 per share and subsequently adjusted to $2.22 per share. Manufacturers indemnity and Insurance Company of America's purchase was part of a private placement in October, 1994 to a larger group of investors that provided funds necessary for AmeriQuest to acquire NCD. Also, on October 14, 1994, Manufacturers Indemnity and Insurance Company of America acquired 200,000 shares of AmeriQuest Common Stock in consideration of a promise to pay $2.50 per share.

  On June 28, 1995, Manufacturers Indemnity and Insurance Company of America paid $1,190,000 for (i) 680,000 shares of AmeriQuest Common Stock and (ii) a warrant to acquire an additional 1,360,000 shares of AmeriQuest Common Stock, exercisable at $1.05 per share. Manufacturers Indemnity and Insurance Company of America's purchase was part of a private placement in June, 1995 to a larger group of investors that provided funds necessary for AmeriQuest to meet working capital requirements occasioned by AmeriQuest being under collateralized on its obligation to IBM Credit Corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth, as of September 15, 1995, information relating to the beneficial ownership of AmeriQuest's Preferred Stock and Common Stock by (i) each person known to AmeriQuest to be the beneficial owner of more than five percent of any such class of AmeriQuest's outstanding securities, (ii) each director, (iii) each of the executive officers for which executive compensation information is set forth above, and (iv) all directors and executive officers as a group. AmeriQuest knows of no agreements among its shareholders which relate to voting or investment power over its Common Stock.

                                 BENEFICIAL OWNERSHIP AS OF SEPTEMBER 15,
                                                   1995
                                 -----------------------------------------------
                                  NUMBER OF SHARES
                                 ----------------------
                                 PREFERRED     COMMON       PERCENT OF CLASS(13)
                                 ---------    ---------     --------------------
NAME AND ADDRESS OF BENEFICIAL
 OWNER
Computer 2000 AG...............    810,811(1)                      100.00%
 Wolfratshauser Strasse 84       1,785,714(1)                      100.00%
 81379 Munchen, Germany                         532,000              2.19%
Manufacturers Indemnity and In-
 surance Company of America....               3,233,473(2)          12.51%
 5775 Flatiron Parkway, Ste 205
 Boulder, Co 80301
COMMON STOCK
DIRECTORS AND OFFICERS (11)(12)
Steve DeWindt..................        -0-          -0-               -0-
Harry Krischik.................    810,811(1)                      100.00%
                                 1,785,714(1)                      100.00%
                                                532,000(1)           2.19%
Klaus J.M. Laufen..............    810,811(1)                      100.00%
                                 1,785,714(1)                      100.00%
                                                532,000(1)           2.19%
Marc L. Werner.................               3,693,473(2)          14.29%
Mark Mulford...................                       0(1)              0
Holger Heims...................                       0(1)              0
Donald W. Resnick..............                 150,000(3)              *
Harold L. Clark................                 450,000(4)           1.83%
Stephen G. Holmes..............                 160,000(5)              *
Peter S. H. Grubstein..........                 559,595(6)           2.29%
Howard B. Crystal..............                 100,000(7)              *
Peter D. Lytle.................                  40,000(8)              *
Irwin Bransky..................                 471,579              1.94%
Carol L. Miltner...............                 100,000(9)              *
All officers and directors as a
 group (15 persons)............    810,811                            100%
                                 1,785,714                            100%
                                              6,297,745(10)         23.58%

--------
 (1) On August 22, 1995, Computer 2000 acquired 810,811 shares of AmeriQuest Series A Preferred Stock and 1,785,714 shares of AmeriQuest Series B Preferred Stock. Each such share of Series A and Series B Preferred Stock is convertible into ten (10) shares of AmeriQuest Common Stock once shareholders increase the number of shares of AmeriQuest Common Stock authorized for issuance. The Series A and Series B Preferred Stock are entitled to one vote for each share of underlying Common Stock and vote as a single class with the AmeriQuest Common Stock, such that Computer 2000 presently holds approximately 52.7% of the outstanding voting power attributable to all classes voting as a single class of Common Stock (which includes 532,000 of AmeriQuest Common Stock also held by Computer
     2000). Additionally, as outlined under "Item 1. Business--Recent Developments," Computer 2000 has options and warrants to acquire additional shares which could ultimately increase its voting power to approximately 62% of all classes voting as a single class of Common Stock. Messrs. Harry Krischik and Klaus J.M. Laufen each have shared voting power over the shares held by Computer 2000 as each is also a Director of Computer 2000, and collectively could control any vote where there is only a total of three directors for Computer 2000. In this regard, it should also be noted that the parent companies of Computer 2000, Klockner & Co. AG and VIAG Aktiengesellschaft, have been asserting a significant degree of control over the affairs of Computer 2000. Additionally, it should be noted that Messrs. Steve DeWindt, Mark Mulford and Holger Heims are nominees of Computer 2000.
 (2) The Board of Directors of Manufacturing Indemnity and Insurance Company of America is vested with the voting and investment powers relating to the shares of AmeriQuest's Common Stock held by Manufacturers Indemnity and Insurance Company of America. Mr. Marc L. Werner, as a Director of Manufacturers Indemnity and Insurance Company of America, may be deemed to have shared voting and investment powers over the 1,683,473 shares of AmeriQuest Common Stock held by Manufacturers Indemnity and Insurance Company of America. In addition, Manufacturers Indemnity and Insurance Company of America holds a four-year warrant to purchase 190,000 shares of Common Stock at $3.50 per share from May 14, 1995 to November 14, 1998. The exercise price of the warrant was adjusted downward to $2.22 per share because of the right of such purchasers to adjust the warrant exercise price to the same price as other investors acquire shares between November 14, 1994 and May 14, 1995. The conversion price to Computer 2000 of its $18 million loan is deemed by AmeriQuest to constitute such a "sale." In addition, Manufacturers Indemnity and Insurance Company of America holds a three-year warrant to purchase 1,360,000 shares of Common Stock at $1.05 per share thru June 30, 1998.
 (3) Includes 150,000 shares subject to stock options currently exercisable at $1.50 per share.
 (4) Includes 200,000 shares issued to Mr. Clark on October 14, 1994 for which Mr. Clark paid $2,000 in cash and tendered to AmeriQuest a one-year Promissory Note in the amount of $498,000. The balance of the shares are subject to currently exercisable stock options, exercisable at $1.00 per share.
 (5) Includes 50,000 shares issued to Mr. Holmes on October 14, 1994 for which Mr. Holmes paid $500 in cash and tendered to AmeriQuest a one-year Promissory Note in the amount of $124,500. The balance of the shares are subject to currently exercisable stock options, exercisable at $1.00 per share.
 (6) The number of shares listed for Mr. Grubstein includes 107,000 shares of AmeriQuest Common Stock issuable in consequence of the assumption by AmeriQuest of Kenfil's obligation under a Warrant issued to Corporate Efficiency Consulting, L.P., a New Jersey limited partnership ("CEC") for 315,000 shares of Kenfil Common Stock. Mr. Grubstein now holds his option directly and not derivatively through CEC.
 (7) Includes 100,000 shares subject to stock options currently exercisable at $3.15 per share.
 (8) Includes 40,000 shares subject to stock options currently exercisable at $2.00 per share.
 (9) Includes 100,000 shares subject to stock options currently exercisable at $2.00 per share.
(10) Includes 2,407,000 shares subject to stock options and warrants currently vested and issuable upon exercise of such options and warrants.
(11) The address for the executive officers and directors and proposed directors is: 3 Imperial Promenade, Ste. 300, Santa Ana, California 92707.
(12) Each executive officer and director has sole voting and investment power with respect to the shares listed, unless otherwise indicated.
(13) For purposes of determining the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares held by a person or group is divided by the sum of the number of shares of AmeriQuest's Common Stock outstanding on September 15, 1995 (810,811 shares of Series A Preferred Stock; 1,785,714 shares of Series B Preferred Stock; and 24,303,572 shares of Common Stock) plus the number of shares of Common Stock subject to outstanding stock options and warrants exercisable currently or within 60 days of September 15, 1995 by such person or group, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. Percentages of less than 1% are represented by an asterisk.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  During the fiscal year ended June 30, 1993 AmeriQuest granted options to each of Messrs. Walker and Silvis to purchase 5,000 shares of AmeriQuest's Common Stock at $1.50 per share. Such options were originally due to vest over a three-year period; however, on December 3, 1993 the Board resolved that such options should immediately vest, and be increased to 20,000 shares each exercisable at $1.875 per share. Mr. Silvis has exercised his option in full, but Mr. Walker still holds his option. On October 14, 1994, the Board resolved to grant Messrs. Walker and Silvis additional three-year options relating to 15,000 shares each, exercisable at $3.375 per share. The proposal to adjust the stock options arrangements in favor of Messrs. Walker and Silvis and the grant of new options was proposed by new directors without regard to any compensation that might be paid to others pursuant to recommendation of the Compensation Committee. Additionally, on July 28, 1995, the Board resolved to cancel the options outstanding in favor of Messrs. Walker and Silvis in the respective amounts of 35,000 and 15,000 shares, respectively, and granted to such individuals fully-paid shares in such amounts in recognition of their long-standing service to AmeriQuest.

  On March 4, 1994, the independent members of the Board of Directors authorized AmeriQuest to grant five-year, non-qualified stock options to Mr. Terren S. Peizer and Manufacturers Indemnity and Insurance Company of America in the amounts of 400,000 shares and 150,000 shares, respectively, as additional incentive for Messrs. Terren S. Peizer and Marc L. Werner to assist AmeriQuest with its avowed policy of growth by acquisition. The options vested when AmeriQuest's operations attained a sales "run rate" of $300 Million per year. The exercise price is $4.50 per share.

  On October 14, 1994, Manufacturers Indemnity and Insurance Company of America paid $456,000 for (i) 190,000 shares of AmeriQuest Common Stock and
(ii) a warrant to acquire an additional 190,000 shares of AmeriQuest Common Stock, initially exercisable at $3.50 per share and subsequently adjusted to $2.22 per share. Manufacturers Indemnity and Insurance Company of America's purchase was part of a private placement in October, 1994 to a larger group of investors that provided funds necessary for AmeriQuest to acquire NCD. Also, on October 14, 1994, Manufacturers Indemnity and Insurance Company of America acquired 200,000 shares of AmeriQuest Common Stock in consideration of a promise to pay $2.50 per share.

  On June 28, 1995, Manufacturers Indemnity and Insurance Company of America paid $1,190,000 for (i) 680,000 shares of AmeriQuest Common Stock and (ii) a warrant to acquire an additional 1,360,000 shares of AmeriQuest Common Stock, exercisable at $1.05 per share. Manufacturers Indemnity and Insurance Company of America's purchase was part of a private placement in June, 1995 to a larger group of investors that provided funds necessary for AmeriQuest to meet working capital requirements occasioned by AmeriQuest being under collateralized on its obligation to IBM Credit Corporation.

SEVERANCE ARRANGEMENTS WITH PRECEDING MANAGEMENT

  On July 28, 1995, the Board of Directors resolved to accede to the demands of Mr. Gregory A. White in connection with his severance of service from AmeriQuest. The Separation Agreement between AmeriQuest and Mr. White provides for (i) a lump-sum payment of $500,000 within three (3) business days following the closing of the Purchase Agreement (together with normal salary until so paid), (ii) to continue health insurance coverage for Mr. White and his dependents for a period of two years through July 11, 1997, (iii) all options are deemed vested and exercisable for a period of twenty-four months from the effective date of the Separation Agreement, and (iv) AmeriQuest will allow Mr. White to retain $155,000 he took as an interest-free loan, which shall be due and payable as soon as the market price for AmeriQuest's Common Stock reaches $3.50 for a 20-day (consecutive) period, provided there is then an effective registration statement available which would allow Mr. White to sell the shares underlying his options upon exercise thereof. AmeriQuest also forgave the outstanding loan it made to Mr. White to assist him in relocating his family from Florida to California, in the amount of $75,000.

                               ----------------

  On July 28, 1995, the Board of Directors, in recognition of indications that Computer 2000 intended to replace Messrs. Clark and Holmes, resolved that AmeriQuest should honor the terms of their severance pay concurrent with the closing of the Purchase Agreement, without compromise. However, those provisions were mutually agreed to be compromised, based upon certain oral understandings, and are protested. The final terms were more favorable to AmeriQuest than those strictly provided for in the agreements, in that a substantial portion of the cash obligation was handled by repricing outstanding options, and certain other concessions.

  The severance arrangement with Mr. Clark provided for the payment of $290,000 cash, comprised of a $170,000 severance payment, $20,000 for accrued vacation and $100,000 as a consulting retainer. Additionally, the exercise price of Mr. Clark's 250,000 stock options was repriced from $2.00 per share to $1.00 per share.

  The severance arrangement with Mr. Holmes provided for cash payments totaling $171,539, comprised of $160,000 severance (of which $60,000 remains to be paid on January 1, 1996) and $11,539 for accrued vacation. Additionally, the exercise price of Mr. Holmes' 100,000 stock options was repriced from $2.00 per share to $1.00 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Financial Statements and Schedules

  (1) Financial Statements included in Part II of this Report:

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
     Report of Independent Public Accountants........................    F-1
     Statements of Operations for each of the three years ended June
      30, 1995.......................................................    F-2
     Balance Sheets at June 30, 1995 and 1994........................    F-3
     Statements of Stockholders' Equity (Deficit) for each of the
      three years ended June 30, 1995................................    F-4
     Statements of Cash Flows for each of the three years ended June
      30, 1995.......................................................    F-5
     Notes to Financial Statements...................................    F-7
   (2) Financial Statement Schedule
     Schedule II--Valuation and Qualifying Accounts and Reserves.....   F-17

  (b) Reports on Form 8-K

  Current Report on Form 8-K (Amendment No. 3) dated June 14, 1994, filed May 26, 1995, amending certain pro forma disclosures relating to the acquisition of Kenfil Inc.

  Current Report on Form 8-K (Amendment No. 1) dated July 18, 1994, filed April 6, 1995, reporting that AmeriQuest had resolved to abort its sale of CMS Enhancements (S) PTE Ltd., a Singapore subsidiary of AmeriQuest, for failure of the purchaser to remit the entirety of the agreed consideration.

  Current Report on Form 8-K (Amendment No. 4) dated September 12, 1994, filed May 9, 1995, amending certain pro forma disclosures relating to the acquisition of Kenfil Inc.

  Current Report on Form 8-K (Amendment No. 6) dated November 14, 1994, filed May 26, 1995, amending certain pro forma disclosures relating to the acquisition of Ross White Enterprises, Inc. d/b/a "National Computer Distributors."

  Current Report on Form 8-K dated June 26, 1995, filed July 3, 1995, reporting the resignation of Robert H. Beckett from the Board of Directors and the assertion of Robec, Inc. regarding possibly renegotiating the exchange ratio for that transaction.

  Current Report on Form 8-K dated August 7, 1995, filed August 16, 1995, reporting a change in control of AmeriQuest upon the closing of the Purchase Agreement by and between AmeriQuest and Computer 2000 AG, the resignation of Mr. Gregory A. White from the Board of Directors and a proposed change of fiscal year to September 30 of each year to conform to the fiscal year end of Computer 2000 AG.

  Current Report on Form 8-K dated August 9, 1995, filed August 16, 1995, reporting the disposition of CMS Enhancements (S) PTE Ltd., a Singapore subsidiary of AmeriQuest.

  (c) Exhibits

                                 EXHIBIT INDEX

EXHIBIT NO.            TITLE OF DOCUMENT            PAGE NO.    LOCATION OF FILING
-----------            -----------------            --------    ------------------
    2.01*    Amended and Restated Agreement and              SEC File No. 33-57611
             Plan of Reorganization dated as of              Exhibit 2.01
             August 11, 1994 by, between and among
             AmeriQuest, Robec and certain
             principal shareholders of Robec.
    2.02*    Agreement and Plan of Reorganization      50    SEC File No. 1-10397
             dated September 26, 1994 by, between            10-K for June 30, 1994
             and among AmeriQuest, Ross White
             Enterprises, Inc. d/b/a "National
             Computer Distributors ("NCD") and the
             shareholders of NCD.
    3.01(a)* Certificate of Incorporation of                 SEC File 1-10397
             AmeriQuest as amended through                   10-K for June 30, 1994
             September 22, 1994.
    3.01(b)  Certificate of Designations for                 SEC File 1-10397
             Preferred Stock issued and issuable to          10-K for June 30, 1995
             Computer 2000.
    3.02*    By-laws of AmeriQuest.                   189    SEC File 33-81726
    4.01*    Reference is made to Exhibits 3.01 and
             3.02, the Certificate of Incorporation
             and Bylaws, which define the rights of
             security holders.
    4.02*    Specimen Stock Certificate.              274    SEC File 33-81726
   10.01     Inventory and Working Capital                   SEC File No. 1-10397
             Financing Agreement dated May 5, 1995           10-K for June 30, 1995
             by and between CDS Distribution, Inc.
             and IBM Credit Corporation, as
             amended.
   10.02     Inventory and Working Capital                   SEC File No. 1-10397
             Financing Agreement dated May 5, 1995           10-K for June 30, 1995
             by and between CMS Enhancements, Inc.
             and IBM Credit Corporation, as
             amended.
   10.03     Working Capital Financing Agreement             SEC File No. 1-10397
             dated May 5, 1995 by and between                10-K for June 30, 1995
             AmeriQuest/Kenfil Inc. and IBM Credit
             Corporation, as amended.
   10.04     Revolving Credit Agreement dated April          SEC File No. 1-10397
             27, 1992 by and between Ross White              10-K for June 30, 1995
             Enterprise, Inc. d/b/a "National
             Computer Distributors," as amended.
   10.05*    Inventory and Working Capital                   SEC File No. 0-18115
             Financing Agreement dated September             8-K dated
             21, 1994 by and between Robec, Inc.             September 22, 1994
             and IBM Credit Corporation, as
             amended.
   10.06*    Incentive Stock Option Plan.                    SEC File 2-96539
   10.07*    Employee Stock Bonus Plan.                      SEC File 33-23809
   10.08     Employment Agreement for Steve                  SEC File No. 1-10397
             DeWindt.                                        10-K for June 30, 1995

EXHIBIT NO.            TITLE OF DOCUMENT            PAGE NO.    LOCATION OF FILING
-----------            -----------------            --------    ------------------
  10.09      Employment Agreement for Mark Mulford.          SEC File No. 1-10397
                                                             10-K for June 30, 1995
  10.10      Employment Agreement for Holger Heims.          SEC File No. 1-10397
                                                             10-K for June 30, 1995
  10.11*     Exchange Agreement between AmeriQuest     62    SEC File No. 1-10397
             and Mr. James D'Jen for the                     10-K/A-4 for
             disposition of CMS Enhancements.                June 30, 1994
  10.12*     Purchase Agreement dated August 7,              SEC File No. 1-10397
             1995 by and between AmeriQuest and              8-K dated August 7, 1995
             Computer 2000 AG.
  10.13*     Agreement of Sublease dated December            SEC File No. 33-81726
             5, 1994 by and between AmeriQuest and
             The Austin Company.
  21.01*     Subsidiaries of AmeriQuest.              351    SEC File No. 1-10397
                                                             10-K for June 30, 1994
  23.01      Consent of Arthur Andersen LLP to the           SEC File No. 1-10397
             incorporation of their report included          10-K for June 30, 1995
             in the Annual Report on Form 10-K of
             AmeriQuest for the fiscal year ended
             June 30, 1995 into AmeriQuest's
             previously filed Registration
             Statements.
  24.01      Powers of Attorney for Messrs. Steve      50    SEC File No. 1-10397
             DeWindt, Mark Mulford, Marc L. Werner,          10-K for June 30, 1995
             Dr. Harry Krischik, Klaus J.M Laufen,
             Holger Heims, Harold L. Clark and
             Stephen G. Holmes.
  27.01      Financial Data Schedule.                  66    SEC File No. 1-10397
                                                             10-K for June 30, 1995

--------
* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SANTA ANA, STATE OF CALIFORNIA, ON THE 13TH DAY OF OCTOBER, 1995.

                                          AmeriQuest Technologies, Inc.

                                                     /s/ Steve DeWindt
                                          By: _________________________________
                                                      STEVE DEWINDT
                                                 CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

          /s/ Steve DeWindt            Chairman of the           October 13,
-------------------------------------   Board, Chief                 1995
            STEVE DEWINDT               Executive Officer
                                        and Director
                                        (Principal
                                        Executive Officer)

          /s/ Mark Mulford             President, Chief          October 13,
-------------------------------------   Operating Officer            1995
           MARK MULFORD**               and Director

        /s/ Donald W. Resnick          Secretary,                October 13,
-------------------------------------   Treasurer, Chief             1995
          DONALD W. RESNICK             Financial Officer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

       /s/ Dr. Harry Krischik          Co-Chairman of the        October 13,
-------------------------------------   Board                        1995
        DR. HARRY KRISCHIK**

         /s/ Marc L. Werner            Vice Chairman of the      October 13,
-------------------------------------   Board                        1995
          MARC L. WERNER**

       /s/ Klaus J. M. Laufen          Director                  October 13,
-------------------------------------                                1995
        KLAUS J. M. LAUFEN**

              SIGNATURE                       TITLE                DATE

          /s/ Holger Heims             Director                October 13,
-------------------------------------                              1995
           HOLGER HEIMS**

         /s/ Harold L. Clark           Director                October 13,
-------------------------------------                              1995
          HAROLD L. CLARK**

        /s/ Stephen G. Holmes          Director                October 13,
-------------------------------------                              1995
         STEPHEN G. HOLMES**

          /s/ Steve DeWindt                      /s/ Donald W. Resnick
-------------------------------------    -------------------------------------
           STEVE DEWINDT*,                       DONALD W. RESNICK**,
          ATTORNEY-IN-FACT                         ATTORNEY-IN-FACT

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriQuest Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of AmeriQuest Technologies, Inc. (a Delaware corporation) and subsidiaries (AmeriQuest) as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1995. These financial statements and the schedule referred to below are the responsibility of AmeriQuest's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriQuest as of June 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page 30 is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                            Arthur Andersen LLP

Los Angeles, California
October 13, 1995

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEAR ENDED JUNE 30,
                                ------------------------------------------------
                                     1995             1994            1993
                                ---------------  --------------- ---------------
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES.....................         $416,571         $87,593         $73,082
COST OF SALES.................          400,820          75,023          61,539
                                ---------------  --------------  --------------
  Gross profit................           15,751          12,570          11,543
                                ---------------  --------------  --------------
OPERATING EXPENSES
  Selling, general and
administrative................           53,432          14,119          10,274
  Intangibles write off.......           23,777             --              --
  Restructuring...............              --            5,700             --
  Research and development....               39              25             782
                                ---------------  --------------  --------------
                                         77,248          19,844          11,056
                                ---------------  --------------  --------------
  Income (loss) from
operations....................          (61,497)         (7,274)            487
OTHER (INCOME) EXPENSE
  Other income................              (13)            (31)            (26)
  Interest expense............            6,082             728             277
                                ---------------  --------------  --------------
                                          6,069             697             251
                                ---------------  --------------  --------------
  Net income (loss)...........         $(67,566)        $(7,971)        $   236
                                ===============  ==============  ==============
  Net income (loss) per common
     share and
     common share equivalent..         $  (3.76)        $ (1.33)        $  0.08
                                ===============  ==============  ==============
  Weighted average shares
outstanding...................       17,993,440       5,973,511       3,060,908
                                ===============  ==============  ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,     JUNE 30,
                                                         1995         1994
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
                       ASSETS
CURRENT ASSETS
  Cash............................................... $       970  $     3,200
  Accounts receivable, less allowances for doubtful
       accounts
       of $9,572 and $477 as of June 30, 1995 and
       1994, respectively............................      56,342       24,708
  Inventories........................................      49,101       24,165
  Other current assets...............................       1,362        1,627
                                                      -----------  -----------
    Total current assets.............................     107,775       53,700
                                                      -----------  -----------
PROPERTY AND EQUIPMENT, NET..........................       6,649        4,078
INTANGIBLE ASSETS, NET...............................      10,411        6,490
OTHER ASSETS.........................................       3,173          877
                                                      -----------  -----------
                                                      $   128,008  $    65,145
                                                      ===========  ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable...................................    $ 42,023  $    23,408
  Notes payable......................................      72,945       23,059
  Other current liabilities..........................      14,234        2,361
                                                      -----------  -----------
    Total current liabilities........................     129,202       48,828
                                                      -----------  -----------
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS...........         --         3,175
LONG TERM OBLIGATIONS................................       6,515          267
SUBORDINATED NOTES PAYABLE...........................      18,000          --
COMMITMENTS AND CONTINGENCIES........................
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized
       10,000,000 shares;
       no shares issued and outstanding..............         --           --
  Common stock, $.01 par value; authorized 30,000,000
       shares;
       issued and outstanding, 22,966,711 and
       9,857,779 shares,
       as of June 30, 1995 and 1994, respectively....         230           99
  Additional paid-in capital.........................      56,196       27,345
  Accumulated deficit................................     (82,135)     (14,569)
                                                      -----------  -----------
    Total stockholders' equity (deficit).............     (25,709)      12,875
                                                      -----------  -----------
                                                      $   128,008  $    65,145
                                                      ===========  ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          COMMON STOCK    ADDITIONAL
                                        -----------------  PAID-IN   ACCUMULATED
                                          SHARES   AMOUNT  CAPITAL     DEFICIT
                                        ---------- ------ ---------- -----------
                                                 (DOLLARS IN THOUSANDS)
BALANCES AT JUNE 30, 1992.............   2,925,523  $ 29   $14,757    $ (6,834)
Common stock issued by private
 placement............................     143,000     2       286         --
Common stock issued for assets........     100,000     1       149         --
Exercise of employee stock options....      12,187   --         18         --
Net income for the year ended June 30,
1993..................................         --    --        --          236
                                        ----------  ----   -------    --------
BALANCES AT JUNE 30, 1993.............   3,180,710  $ 32   $15,210    $ (6,598)
                                        ----------  ----   -------    --------
Common stock issued by private
 placement............................   4,905,072    49     9,054         --
Common stock issued for businesses
acquired..............................   1,730,330    17     3,011         --
Exercise of employee stock options....      41,667     1        70         --
Net loss for the year ended June 30,
1994..................................         --    --        --       (7,971)
                                        ----------  ----   -------    --------
BALANCE AT JUNE 30, 1994..............   9,857,779  $ 99   $27,345    $(14,569)
                                        ----------  ----   -------    --------
Common stock issued by private
 placement and other..................   4,266,258    43     8,646         --
Common stock issued for businesses
acquired..............................   8,352,148    84    19,019         --
Exercise of employee stock options....      32,834   --         51         --
Shares issued to employees............     457,692     4     1,135         --
Net loss for the year ended June 30,
1995..................................         --    --        --      (67,566)
                                        ----------  ----   -------    --------
BALANCES AT JUNE 30, 1995.............  22,966,711  $230   $56,196    $(82,135)
                                        ==========  ====   =======    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED JUNE 30,
                                      ----------------------------------------
                                        1995             1994           1993
                                      --------  ---------------------- -------
                                                (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities
Net income (loss).................... $(67,566)        $(7,971)        $   236
Adjustments to reconcile net income
 (loss) to net cash
 provided by (used in) operating
 activities:
  Depreciation and amortization......    4,723           1,107           1,013
  Intangibles write-off..............   23,777             --              --
  Provision for losses on accounts
  receivable.........................    5,787             577             328
  Provision for losses on
  inventories........................   17,039           1,714             633
  Loss on sale of equipment..........    1,540             --               33
  Changes in operating assets and
  liabilities:
    (Increase) decrease in accounts
    receivable.......................   (3,016)         (1,698)          3,302
    (Increase) decrease in
    inventories and other............     (390)         (1,447)            953
    (Increase) decrease in other
    assets...........................     (189)          1,500          (1,449)
    (Decrease) in accounts payable
    and other........................  (25,312)         (2,190)         (3,776)
                                      --------         -------         -------
Net cash provided by (used in)
operating activities.................  (43,607)         (8,408)          1,273
                                      --------         -------         -------
Cash Flows from Investing Activities
Purchase of property and equipment...   (4,316)         (1,546)         (1,260)
Net cash (paid) received from
acquisition of businesses, net of
acquired cash of $1,656 in 1995......   (1,973)            769             --
Proceeds from sale of equipment......      --              --               17
                                      --------         -------         -------
Net cash used in investing
activities...........................   (6,289)           (777)         (1,243)
                                      --------         -------         -------
Cash Flows from Financing Activities
Proceeds from subordinated debt......   18,000             --            1,505
Proceeds from notes payable
borrowings, net......................   20,926           3,741          (1,669)
Proceeds from sale of common stock...    8,740           7,624             456
                                      --------         -------         -------
Net cash provided by (used in)
financing activities.................   47,666          11,365             292
                                      --------         -------         -------
Increase (decrease) in cash..........   (2,230)          2,180             322
Cash--beginning of the year..........    3,200           1,020             698
                                      --------         -------         -------
Cash--end of the year................ $    970         $ 3,200         $ 1,020
                                      ========         =======         =======

    The accompany notes are an integral part of these consolidated financial statements.

Supplemental Disclosures of Cash Flow Information:

Interest on lines of   During Fiscal 1995, 1994 and 1993 the Company paid interest costs
credit:                of approximately $5,917, $728 and $277, respectively.
Income taxes:          During Fiscal 1995, 1994 and 1993 the Company made no tax payments.
Noncash investing and financing activities:
Capital leases:        During Fiscal 1995 and 1994, the Company entered into capital leases for equipment totaling approximately $270 and $180, respectively.
Subordinated note      During Fiscal 1994, the Company issued approximately 522,000
payable conversion:    shares of common stock upon the conversion of a $1,550
                       subordinated note payable.
Intangible write off:  During Fiscal 1995, the Company wrote off $23,777 of intangibles related to the termination of its entertainment software business and impairment of intangible assets at certain acquired regional distributors.


    The accompany notes are an integral part of these consolidated financial statements.

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business. AmeriQuest Technologies, Inc. and subsidiaries ("Company" or "AmeriQuest") is a national value-added wholesale distributor of computer hardware and related products to value-added resellers, system integrators and computer retailers through its wholly-owned subsidiaries, CDS Distribution, Inc., AmeriQuest/NCD, Inc. and its 50.1 percent owned subsidiary, Robec, Inc. AmeriQuest is also a supplier of hard disk drive subsystems compatible with leading business computers, through its wholly-owned subsidiary, CMS Enhancements, Inc. ("CMS"). CMS also offers disk array, magneto optical, CD-ROM, floppy disk drives and magnetic tape back-up subsystems. Through its wholly-owned subsidiary, Kenfil, Inc., AmeriQuest distributes business applications, utilities, graphics and communication software to the Asian market.

  The Company operates in the personal computer industry, which is affected by significant technological change and short product life cycles. Competitors have financial, marketing, or management resources substantially greater than those of AmeriQuest. Product lines sold by AmeriQuest are also offered by many other distributors, which in combination with short product life cycles, can result in rapid declines in product gross margins. In addition, inventory is subject to loss due to short-term technological obsolescence. No one customer represents more than 10 percent of consolidated revenues. The Company's largest vendor accounted for approximately 11% and 20% of the Company's purchases during fiscal years 1995 and 1994, respectively. No other vendor represented 10% or more of the Company's purchases in either fiscal year 1995 and 1994.

  Basis of consolidation. The consolidated financial statements include the accounts of AmeriQuest and its majority and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Accounting period. The Company's fiscal year ends on the Saturday closest to June 30, however, in 1994, Friday was used as the last day of the fiscal period. The year ending dates for the past three fiscal years were July 1, 1995 and June 30, 1994 and 1993. For presentation purposes, all of the aforementioned fiscal year ends are referred to as June 30.

  Inventories. Inventories consist principally of computer hardware and software held for resale and are stated at the lower of first-in, first-out cost or market. Reserves for inventory obsolescence and slow moving product are provided based upon specified criteria, such as recent sales activity and date of purchase.

  Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight line method over estimated useful lives as follows:

      Equipment.................................................... 5 years
      Furniture and fixtures....................................... 5 years
      Leasehold improvements....................................... Lease term
      Vehicles..................................................... 3 to 5 years

  Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

  Intangible assets. Intangible assets relate primarily to acquired distribution channels and related vendor relationships and market positions. Intangibles are amortized using the straight-line method from the date of

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES acquisition over the expected period to be benefitted, currently estimated at 10 years. In determining the appropriate amortization period the Company considered the historical length of the acquiree's vendor relationships and the overall size and quality of the vendors and their product offerings. On a quarterly basis, the Company assesses the recoverability of intangible assets based upon consideration of past performance and future expectations of undiscounted cash flow on an acquisition by acquisition basis to the extent separately identifiable, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and For Long Lives Assets to be Disposed of". To the extent separate assessment of such acquired intangibles is no longer feasible (i.e. as a result of integrating multiple acquisitions into a single business unit) such assessment is performed on a combined basis as appropriate.

  During the fourth quarter of fiscal 1995 in anticipation of the completion of Computer 2000 A.G.'s (Computer 2000) equity investment, the Company, with input from Computer 2000 management, made the decision to terminate its entertainment software business and to focus its management efforts and capital in the higher margin, value-added products, application software and computer hardware distribution businesses. Management determined that future operating cash flow from certain regional acquisitions will not be sufficient to recover the related intangible assets. As a result of these assessments, the Company wrote-off approximately $23.8 million of intangibles related to the termination of its entertainment software business and the impairment of intangibles related to acquired regional distributors.

  Market development funds. In general, vendors provide various incentive programs to the Company. The funds received under these programs are determined based on purchases and/or sales of the vendors' product and the performance of certain training, advertising and other market development activities. Revenue associated with these funds is recorded when earned either as a reduction of selling, general and administrative expenses or product cost, according to the specific nature of the program.

  Sales recognition. Sales are recorded as of the date shipments are made to customers. Sales returns and allowances are reflected as a reduction in sales and recorded in inventory at expected net realizable value. The Company permits the return of products within certain time limits and will exchange returned products. Products that are defective upon arrival are handled on a warranty return basis with the Company's vendors. The Company provides for product warranty and return obligations at the point of sale based on estimates of expected future costs.

  Income taxes. The Company accounts for income taxes utilizing taxes from the liability method required by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

  Net income (loss) per common share and common share equivalent. Net income
(loss) per common share and common share equivalent is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents that increase earnings per share or decrease loss per share are excluded from the computation.

  Reclassifications. Certain amounts in the prior periods have been reclassified to conform to the current year's presentation.

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

2. ACQUISITIONS

  The Company has pursued a strategy of growth through acquisition by acquiring regional distributors with the goal of creating a national distributor of value-added computers, subsystems and peripherals. The success of this strategy is dependent upon the ability of the Company to effectively consolidate and integrate the operations of the acquired businesses, combine different cultures and obtain adequate financing to complete acquisitions and fund working capital requirements. All of the Company's acquisitions completed during fiscal years 1993 through 1995 have been accounted for in accordance with the purchase method of accounting. The Company's Consolidated Financial Statements include acquiree's results of operations from the effective acquisition dates.

  The per share valuation of the Company's common stock issued in connection with the following acquisitions represents a discount from the quoted market price, based upon the weighted average discounts received on recently completed private equity cash transactions. Management believes this method of valuation is the best indication of fair value due to the Company's thin stock trading value and small public float.

  Regional distributors. During fiscal year 1994 and 1993, CDS Distribution, Inc., a wholly-owned subsidiary of the Company completed the acquisition of several smaller regional distributors ("regional distributors"). Total consideration given to complete these acquisitions was 1,730,330 shares of the Company's common stock valued at $3 million. In fiscal 1995, as a result of the acquisitions of Robec and NCD discussed below, these distributors were considered to be redundant, resulting in their closure and the write off of their intangibles of approximately $3.4 million.

  Kenfil Inc. ("Kenfil"). As of June 1994, the Company acquired 51% of the outstanding common stock of Kenfil for common stock of the Company. Kenfil distributed microcomputer software in both the U.S. and Asia. As of September 1994, the Company acquired the remaining outstanding 49% of the common stock of Kenfil and converted certain trade and subordinated debt of Kenfil for common and preferred stock, subsequently converted to common stock of the Company. During fiscal year 1995, the former U.S. operations of Kenfil, including principally educational and entertainment software distribution, were terminated by the Company. Total consideration given for the Kenfil acquisition was 5,846,162 shares of the Company's common stock valued at approximately $14 million, plus transaction costs of $785,000.

  Robec, Inc. ("Robec"). As of September 1994, the Company acquired 50.1% of the outstanding common stock of Robec for common stock of the Company. Robec is a distributor of computer products and services, specializing in systems and UNIX applications, and is based in Horsham, Pennsylvania. The Company proposes to acquire the remaining 49.9% of outstanding common stock of Robec during fiscal year 1996. In September 1995, Robec's shareholders approved the acquisition by AmeriQuest of the remaining 49.9% of Robec common stock not owned by the Company.

  The Robec merger agreement requires the Company to issue additional common shares to provide former and current Robec shareholders participating in the merger with a minimum value associated with the Company's common stock issued or to be issued to complete the merger transaction. Based upon the exchange ratio included in the Robec merger agreement, 1,402,805 shares of the Company's common stock valued at $2.7 million was issued in exchange for 50.1 percent of Robec's common stock in September 1994. Due to the minimum value provisions and adjustments to the exchange ratio included in the amended Robec merger agreement, an additional 6.8 million shares of the Company's common stock is expected to be issued to complete the Robec merger. The additional shares to be issued are valued at $5.8 million and is recorded as a long term liability in the accompanying consolidated balance sheet. Total consideration is expected to be 8.2 million shares of the Company's common stock valued at $8.5 million, plus transaction costs of $265,000. Intangible assets recorded at June 30, 1995 related to Robec are approximately $164,000.

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The completion of the Robec merger is pending AmeriQuest shareholder approval and an increase in the authorized number of AmeriQuest common stock shares.

  National Computer Distributors ("NCD"). In November 1994, the Company acquired all of the outstanding common stock of NCD for cash and common stock of the Company. NCD is a distributor of computer products and services, specializing in systems and connectivity applications. Total consideration given in the NCD acquisition was 1,864,767 shares of the Company's common stock valued at $4.1 million and cash of $3.4 million. Intangible assets recorded at June 30, 1995 related to NCD are approximately $9.7 million.

  In connection with the issuance of the Company's common stock associated with the NCD acquisition, the Company entered into a stock repurchase agreement with holders of 661,586 shares of the Company's common stock. The holders of the Company's common stock covered by this agreement have required the Company to repurchase the stock at $3.50 per share which is recorded as a current liability in the accompanying balance sheet.

  Management believes that distribution channel access represents the most significant intangible acquired in connection with the acquisitions discussed above. Management initially assigned a 10 year economic life to this intangible asset as that is the period of time that management expects to derive benefit from the existing vendor relationships and market position. Management determined that 10 years is an appropriate economic life based upon the historical length of the acquiree's vendor relationships and the overall size and quality of the acquiree's vendors and their product offerings. See
Note 1 for a discussion of the Company's policy for evaluating the realization of intangible assets, the termination of the entertainment software business and the related fiscal 1995 write-off of intangibles.

  The following unaudited pro forma combined information shows the results of the Company's operations for the fiscal years ended June 30, 1995 and 1994 as though the acquisitions and the Computer 2000 equity investment (see Note 8) all had occurred as of the beginning of each respective fiscal year (in thousands except per share data):

                                                          YEAR ENDED JUNE 30,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
      Revenues......................................... $   520,134 $   613,606
      Net loss.........................................      70,020      37,636
      Net loss per share...............................        1.33         .75
      Weighted average shares..........................  52,729,000  50,405,380

  The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place at the beginning of the indicated period or the results that may occur in the future. Furthermore, the pro forma results do not give effect to cost savings or incremental costs which may occur as a result of the integration and consolidation of the acquired companies.

  The entertainment software business of Kenfil contributed revenues of $25 million and $139 million and incurred net losses of $25.9 million and $20.8 million on a pro forma basis during fiscal years 1995 and 1994, respectively.

  The following unaudited condensed balance sheet information reflects the financial position of the Company at June 30, 1995 as though the acquisition of the remaining shares of Robec and the Computer 2000 equity investment had occurred as of that date. The pro forma amounts do not reflect the results of actual operations

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES subsequent to June 30, 1995 (i.e. to the extent losses were incurred subsequent to June 30, 1995, such losses would result in a corresponding reduction in shareholders' equity).

                                                               JUNE 30, 1995
                                                           ---------------------
                                                           AS REPORTED PRO FORMA
                                                           ----------- ---------
      Total current assets................................  $107,775   $107,775
                                                            ========   ========
      Total current liabilities...........................  $129,202   $ 97,952
                                                            ========   ========
      Total long-term liabilities.........................  $ 24,515   $    667
                                                            ========   ========
      Shareholders' equity (deficit)......................  $(25,709)  $ 29,389
                                                            ========   ========

  The above presentation assumes that the Robec merger is completed in accordance with the amended Robec merger agreement which results in the issuance of approximately 6.8 million shares of the Company's common stock. The issuance of the remaining shares is currently pending AmeriQuest shareholder approval. If the final consummation of the merger were to include consideration other than stock (i.e. cash or notes) the amount of pro forma equity would be reduced by a corresponding amount.

3. INVENTORIES

  Inventories consist of the following (in thousands):

                                                                    JUNE 30,
                                                                 ---------------
                                                                  1995    1994
                                                                 ------- -------
      Finished goods............................................ $46,628 $19,977
      Raw materials and subassemblies...........................   2,473   4,188
                                                                 ------- -------
                                                                 $49,101 $24,165
                                                                 ======= =======

  Inventories are reflected net of reserves of approximately $13.8 million and $2.6 million at June 30, 1995 and 1994, respectively. Inventories do not contain any labor or overhead.

  The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while at the same time attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances will fluctuate as the Company adds new product lines and when appropriate, makes large purchases from manufacturers when the terms of such purchases are considered advantageous. Short product life years and rapid technological obsolescence significantly increases the risk of declines in inventory value and the lack of recovery of inventory balances at recorded values. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce to some degree the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory.

4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                   JUNE 30,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
      Equipment................................................ $10,753 $ 5,106
      Furniture and fixtures...................................   4,156   5,563
      Leasehold improvements...................................   2,358     433
                                                                ------- -------
                                                                 17,267  11,102
      Less accumulated depreciation and amortization...........  10,618   7,024
                                                                ------- -------
                                                                $ 6,649 $ 4,078
                                                                ======= =======

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

5. NOTES PAYABLE

  The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $80 million at June 30, 1995 including a $20 million facility extended to Robec, Inc. Current lines of credit totaling $27.5 million expire on December 31, 1995 related to NCD. Management is currently negotiating a refinancing arrangement to replace the expiring line of credit.

  Borrowings under these facilities are limited to a contractual percentage of eligible inventories and receivables. At June 30, 1995, all inventories and accounts receivable were pledged as collateral under these facilities and the lenders hold liens on substantially all of the other assets owned by the Company. The terms of the lending agreements include certain restrictive covenants which require the maintenance of specified financial covenants generally related to tangible net worth, working capital and total debt to tangible net worth. Borrowings under these lines bear interest from 1 to 3 percent over the prime rate and are limited to specified percentages of AmeriQuest's eligible accounts receivable (a borrowing base in excess of $27.5 million) and inventories (a borrowing base of over $27.5 million). The weighted average interest rate for borrowings under these credit facilities at June 30, 1995, 1994 and 1993, were 11.2%, 8% and 10%, respectively.

  At various dates during fiscal year 1995 and continuing at September 1995, the Company was in default to its primary lender due to noncompliance with certain financial ratio and covenant compliance. In October 1995, the Company received a waiver from its primary lenders for non-compliance with the financial covenants of NCD's credit agreement. The Company has also amended its credit agreements covering its remaining borrowings to remove the financial covenants which the Company was not in compliance with at June 30, 1995, pending renegotiation of those covenants. The amendment also allows the lender to cancel the credit agreements with 60 days notice. At September 30, 1995, AmeriQuest, through NCD, had approximately $8 million available under its existing credit facilities based upon available collateral.

  The Company is in the process of negotiating the refinancing of its credit agreements. Management expects that the Company will complete this refinancing by December 31, 1995. Management believes that improvements in operating cash flows resulting from the cost containment activities discussed above, together with available borrowings on current credit agreements and the expected refinancing will allow the Company to meet its obligations and capital needs as they are required, through June 30, 1996.

6. INCOME TAXES

  The deferred tax asset (liability) of the Company consists of the following (in thousands):

                                                                 JUNE 30,
                                                             -----------------
                                                               1995     1994
                                                             --------  -------
Inventory reserves.......................................... $ 17,405  $   481
Depreciation................................................      268      331
Allowance for doubtful accounts.............................   12,488      153
Other.......................................................   10,962     (487)
Net operating loss carryforwards............................   51,949    4,800
Valuation allowance.........................................  (93,072)  (5,545)
                                                             --------  -------
                                                             $    --   $  (267)
                                                             ========  =======

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

  The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):

                                                        YEAR ENDED JUNE 30,
                                                       -----------------------
                                                         1995     1994    1993
                                                       --------  -------  ----
Federal tax expense (credit) computed at statutory
rate.................................................. $(23,648) $(3,200) $ 80
State taxes, net of federal benefit...................      --       --     15
Tax (benefit from) earnings of foreign operations.....      --       --    (24)
Intangible write off..................................    8,322      --    --
Effect of U.S. and foreign net operating losses.......   15,326    3,200   (71)
                                                       --------  -------  ----
                                                       $    --   $   --   $--
                                                       ========  =======  ====

  At June 30, 1995, the Company had an income tax operating loss carryforward of approximately $52 million, which is available to offset earnings in future periods through 2010, subject to limitations discussed below. Of the Company's consolidated net operating loss, $5 million relates to the Company's Robec subsidiary which is not included in the Company's consolidated federal income tax return. The Company experienced "ownership changes" in 1994 and 1995 for income tax purposes, which will result in future annual limitations on the utilization of net operating loss carryforwards to approximately $4 million per year.

7. COMMITMENTS AND CONTINGENCIES

  The Company leases its corporate office, warehouse space and certain equipment under operating leases. Future minimum rental commitments for all non-cancellable operating leases at June 30, 1995 are as follows (in thousands):

YEAR ENDED JUNE 30,
-------------------
  1996.................................................................  $ 4,274
  1997.................................................................    4,226
  1998.................................................................    2,487
  1999.................................................................    2,153
  2000.................................................................    1,854
 Thereafter............................................................    6,841
                                                                         -------
                                                                         $21,835
                                                                         =======

  Total rental expense under non-cancellable agreements for the years ended June 30, 1995, 1994 and 1993 was approximately $4,291,000, $1,083,000 and
$694,000, respectively.

  In June 1995, the Company entered into a settlement agreement with Microware Corporation ("Microware") regarding a default judgment in the amount of $15.9 million which had been entered against the Company in favor of certain shareholders of the defunct Microware. The underlying lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993. Under the terms of the settlement the Company issued 125,000 shares of its common stock to the plaintiffs and paid $50,000 in cash in exchange for vacation of the default judgement, without prejudice. The plaintiffs refiled their claim in July 1995 seeking $8 million of compensatory damages and $50 million of punitive damages. Management, after discussion with counsel, believes that the plaintiff's claim is without merit. The Company is also a party to various other legal matters. Based upon discussions with counsel, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's future financial position or its results of operations.

  The Company is contingently liable at June 30, 1995 under the terms of repurchase agreements with financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under those agreements approximates the amount financed, reduced by the resale value of any products

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have been immaterial in the past. Sales under these agreements during the years ended June 30, 1995, 1994 and 1993 were approximately $17 million, $7 million, and $6 million, respectively.

8. COMMON STOCK

  In November 1994, AmeriQuest and Computer 2000 entered into an agreement pursuant to which Computer 2000 agreed to invest approximately $50 million in AmeriQuest in exchange for a majority ownership interest in AmeriQuest. Under the agreement Computer 2000 initially loaned AmeriQuest $18 million.

  In August 1995 Computer 2000 exchanged these notes for 810,811 shares of AmeriQuest's Series A preferred stock (convertible into 8,108,110 shares of common stock, subject to adjustment) and warrants to purchase 657,289 shares of Series D preferred stock (convertible up to 6,572,890 shares of common stock, subject to adjustment) exercisable at $0.53 per share of Series D preferred stock ($0.05 per share of common stock on an as-if-converted to common stock basis). The $18 million loan is reflected as a non-current liability at June 30, 1995 in the accompanying consolidated balance sheet. In addition, Computer 2000 purchased from AmeriQuest, for $31.2 million, 1,785,714 shares of Series B preferred stock (convertible into 17,857,140 shares of common stock) and warrants to purchase 746,186 shares of Series D preferred stock (convertible up to 7,461,860 shares of common stock, subject to adjustment) exercisable at $.53 per share of Series D preferred stock ($0.05 per share of common stock on an as-if-converted to common stock basis). Assuming the exercise of warrants referred to above the conversion of the preferred stock issuable upon such exercise and the conversion of the preferred stock AmeriQuest will have issued 40 million shares of common stock at an average purchase price of $1.25 per share and Computer 2000 will hold approximately 62% of AmeriQuest's outstanding voting stock.

  Further, in consideration for Computer 2000's exchange of the notes of $18 million and Computer 2000's additional investment of $31.2 million, AmeriQuest also granted to Computer 2000 pari passu rights with respect to other outstanding warrants, options and other rights to acquire shares of AmeriQuest's Common Stock that AmeriQuest has previously granted, or is obligated to grant in the future, to others:

    (i) If AmeriQuest issues in connection with its acquisition of Robec any shares in excess of 2,800,000 shares of common stock, including all shares already issued and all shares issued in the future, including shares issued upon the exercise of options or warrants granted, assumed or exchanged in connection with the Robec acquisition, then Computer 2000 will have the right, pursuant to certain warrants to be granted by AmeriQuest to purchase a number of shares of Series E preferred stock as will be convertible into a number of shares of common stock that will be equal to the number of incremental shares that are issued in connection with the Robec acquisition. The exercise price of the acquisition maintenance warrants will be $1.25 per share of Series E preferred stock ($0.05 per share of common stock on an as-if-converted to common stock basis).

    (ii) In connection with a private placement in June 1995 AmeriQuest issued common stock and warrants to investors, which included warrants to purchase up to 5,148,574 shares of common stock at an exercise price of $1.05 per share. If and to the extent that any of the unit warrants are exercised, then Computer 2000 will have the right, pursuant to certain warrants to be issued by AmeriQuest, to purchase a number of Series F preferred stock that will be convertible into a number of shares of common stock equal to the shares issued upon the exercise of the unit warrants. The exercise price of these warrants will be $5.25 per share of Series F preferred stock ($.525 per share of common stock on an as-if-converted to common stock).

    (iii) AmeriQuest granted to Computer 2000 an option to purchase a number of shares of common stock that will be equal to the number of shares of common stock that AmeriQuest issues upon exercise or conversion of all currently outstanding options, warrants or other rights (other than shares subject to the unit maintenance warrants and acquisitions maintenance) to acquire (upon conversion or otherwise) any

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES shares of common stock or other equity securities of AmeriQuest. This option will be exercisable for the same consideration and on the same terms as the consideration for which and terms under which such additional shares are issued.

  On August 31, 1995, after completion of the Computer 2000 equity investment and assuming conversion of all the preferred stock to common stock, the Company would have 48,931,961 shares of common stock outstanding. Assuming the completion of the Robec merger and exercise of outstanding warrants and Computer 2000's maintenance warrant arrangements, the Company would have approximately 96 million shares of common stock outstanding.

  In August 1994, the shareholders approved an increase in the authorized common stock of the Company from 10 to 30 million shares, the effect of which is reflected herein, however, in order to complete the Robec transaction (see
Note 2) and allow for the conversion of preferred stock held by Computer 2000, additional common stock will be required to be authorized.

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

                                                 SHARES
                                                AVAILABLE   OPTIONS     PRICE
                                                FOR GRANT OUTSTANDING   RANGE
                                                --------- ----------- ----------
BALANCES, JUNE 30, 1992........................  134,500    138,782   $1.50-3.00
  Increase in shares available for grant.......  140,000        --           --
  Options granted..............................  (73,000)    73,000    2.00-2.50
  Options exercised............................      --     (12,187)        1.50
  Cancelled....................................    6,750     (6,750)        2.50
                                                 -------    -------   ----------
BALANCES, JUNE 30, 1993........................  208,250    192,845   $1.50-3.00
  Increase in shares available for grant.......  250,000        --           --
  Options granted..............................  (20,000)    20,000    2.38-4.50
  Options exercised............................      --     (41,667)   1.50-2.00
  Cancelled....................................   78,818    (78,818)         --
                                                 -------    -------   ----------
BALANCES, JUNE 30, 1994........................  517,068     92,360   $1.50-4.50
  Options exercised............................      --     (32,834)        1.50
  Cancelled....................................    2,625     (2,625)   1.50-2.38
                                                 -------    -------   ----------
BALANCES, JUNE 30, 1995........................  519,693     56,901   $1.50-4.50
                                                 =======    =======   ==========

  The 56,901 options outstanding are currently exercisable.

  In fiscal 1995 and 1994, warrants to acquire common stock of the Company were issued to unrelated parties aggregating in connection with private equity and other transactions, 7,490,574 shares, are exercisable at prices ranging from $1.05 to $5 per share (the then quoted market price) and expire through 1999. In addition,non-qualified options to acquire an additional 1,422,291 shares of common stock are outstanding at exercise prices ranging from $1 to $4.50 per share. Of this amount, options to acquire 782,291 shares have been issued subject to the Company obtaining appropriate shareholder approval.

  During 1995, the Company issued 457,692 shares of stock to various employees, including 450,000 shares which were sold to members of management at $2.50 per share in exchange for one-year promissory notes totaling $1,125,000. As a result of Computer 2000's equity investment and the related changes in management, the ultimate realizability of these notes is uncertain, consequentially they have been reserved for in the accompanying financial statements.

                AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

9. RESTRUCTURING

  During fiscal year 1994, the Company restructured certain of its activities in order to emphasize and streamline its operations, consistent with its core capabilities in value-added distribution. The components of the restructuring charges are as follows (dollars in thousands):

Employee terminations................................................... $  500
Facilities abandonment..................................................    300
Discontinued product lines..............................................  4,900
                                                                         ------
                                                                         $5,700
                                                                         ======

10. FOREIGN SALES INFORMATION

  A summary of the Company's operations by geographic area for the last three years is as follows (in thousands):

YEAR ENDED JUNE 30, 1995                U.S.   FAR EAST  ELIMINATION CONSOLIDATED
------------------------              -------- --------  ----------- ------------
Sales to unaffiliated customers...... $374,552 $42,019    $    --      $416,571
Transfers between geographic areas... $    --  $   --     $    --      $    --
Net sales............................ $374,552 $42,019    $    --      $416,571
Loss from operations................. $ 60,746 $   751    $    --      $ 61,497
Identifiable assets.................. $122,548 $ 5,460    $    --      $128,008
YEAR ENDED JUNE 30, 1994                U.S.   FAR EAST  ELIMINATION CONSOLIDATED
------------------------              -------- --------  ----------- ------------
Sales to unaffiliated customers...... $ 62,089 $25,504    $    --      $ 87,593
Transfers between geographic areas... $  4,107 $   298    $(4,405)     $    --
Net sales............................ $ 66,196 $25,802    $(4,405)     $ 87,593
Loss from operations................. $  7,182 $    92    $    --      $  7,274
Identifiable assets.................. $ 62,584 $ 2,561    $    --      $ 65,145
YEAR ENDED JUNE 30, 1993                U.S.   FAR EAST  ELIMINATION CONSOLIDATED
------------------------              -------- --------  ----------- ------------
Sales to unaffiliated customers...... $ 50,342 $22,740    $    --      $ 73,082
Transfers between geographic areas... $    --  $ 3,086    $(3,086)     $    --
Net sales............................ $ 50,342 $25,826    $(3,086)     $ 73,082
Income from operations............... $    647 $  (160)   $    --      $    487
Identifiable assets.................. $ 17,170 $ 3,104    $    --      $ 20,274

  United States sales include export sales of approximately $6.4 million, $2.3 million and $2 million made principally to Europe, Latin America, the Far East and Canada in fiscal years 1995, 1994 and 1993, respectively.

11. DISPOSITION

  In August 1995, the Company completed the sale of its Singapore subsidiary, ("CMS Singapore") to a former officer and director of the Company. The Company exchanged all of the stock of CMS Singapore for 350,000 shares of the Company's previously issued common stock. Consideration received for the divestiture of CMS Singapore is approximately equal to its net book value. Sales of CMS Singapore approximated $20 million during fiscal 1995.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  SCHEDULE II

    AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING
                  ACCOUNTS AND RESERVES (DOLLARS IN THOUSANDS)

                           BALANCE  ADDITIONS
                             AT     CHARGED TO DEDUCTIONS--            BALANCE
                          BEGINNING  COST AND    ACCOUNTS              AT END
     DESCRIPTIONS         OF PERIOD  EXPENSES  WRITTEN OFF  OTHER     OF PERIOD
     ------------         --------- ---------- ------------ ------    ---------
Allowance for Doubtful
Accounts:
  July 1, 1992 to June
30, 1993.................  $  403    $   328     $   478       --      $   253
  July 1, 1993 to June
30, 1994.................  $  253    $   577     $   353       --      $   477
  July 1, 1994 to June
30, 1995.................  $  477    $ 5,787     $   622     3,930(1)  $ 9,572
Inventory Reserve:
  July 1, 1992 to June
30, 1993.................  $7,425    $   633     $ 4,962       --      $ 3,096
  July 1, 1993 to June
30, 1994.................  $3,096    $ 1,714     $ 2,177       --      $ 2,633
  July 1, 1994 to June
30, 1995.................  $2,633    $17,039     $13,354    $7,461(1)  $13,779

--------
(1) Additions to reserves related to acquisitions and accounted for as part of their purchase price allocation.