Form 10-Q
period 1995-09-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-11-20
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JUNE 30, 1995 TO
                                                         -------------
     SEPTEMBER 30, 1995
     ------------------

Commission File Number 1-10397



                         AMERIQUEST TECHNOLOGIES, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           33-0244136
---------------------------------------                    -------------------
   (State of other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

  3 Imperial Promenade, Santa Ana, CA                              92707
---------------------------------------                    --------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number:    (714) 445-5000


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days.

                                                   Yes  X      No
                                                      -----      -----

           At September 30, 1995 there were 23,791,696 shares of the Registrant's Common Stock outstanding.

                        PART I.  FINANCIAL INFORMATION

                         AMERIQUEST TECHNOLOGIES, INC.

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995


ITEM 1.  FINANCIAL STATEMENTS

   The financial statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 1995 as filed with the Securities and Exchange Commission.

                         AMERIQUEST TECHNOLOGIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                  SEPTEMBER 30,          JUNE 30,
                                                                                       1995                1995
                                                                                 -------------           --------
                                                                                       (DOLLARS IN THOUSANDS)
                         ASSETS
CURRENT ASSETS
   Cash                                                                              $    210            $    970
   Accounts receivable, less allowance for doubtful accounts
    of $9,021 and $9,572 as of September 30 and June 30,
    1995 respectively                                                                  51,013              56,342
   Inventories                                                                         42,335              49,101
   Other current assets                                                                   975               1,362
                                                                                     --------            --------
      Total current assets                                                             94,533             107,775
                                                                                     --------            --------

PROPERTY AND EQUIPMENT, NET                                                             7,527               6,649
INTANGIBLE ASSETS, NET                                                                 10,536              10,411
OTHER ASSETS                                                                            2,359               3,173
                                                                                     --------            --------
                                                                                     $114,955            $128,008
                                                                                     ========            ========


           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                  $ 36,216            $ 42,023
   Notes payable                                                                       45,244              72,945
   Other current liabilities                                                            9,244              14,234
                                                                                     --------            --------
      Total current liabilities                                                        90,704             129,202
                                                                                     --------            --------
LONG-TERM OBLIGATIONS                                                                   6,686               6,515
                                                                                     --------            --------
SUBORDINATED NOTES PAYABLE                                                                  -              18,000
                                                                                     --------            --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $0.1 par value; authorized 10,000,000 shares;
    issued and outstanding 2,596,525                                                       26                   -
   Common stock, $0.1 per value; authorized 30,000,000 shares;
    issued and outstanding 23,896,140 and 22,966,711 shares as of
    September 30, and June 30, 1995                                                       239                 230
   Additional paid-in capital                                                         106,476              56,196
   Accumulated deficit                                                                (89,176)            (82,135)
                                                                                     --------            --------
      Total stockholders' equity (deficit)                                             17,565             (25,709)
                                                                                     --------            --------
                                                                                     $114,955            $128,008
                                                                                     ========            ========

                         AMERIQUEST TECHNOLOGIES, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                           ---------------------------
                                                               1995           1994
                                                           ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
NET SALES                                                  $   100,723    $    49,476
COST OF SALES                                                   93,308         44,704
                                                           -----------    -----------
   Gross Profit                                                  7,415          4,772
OPERATING EXPENSES
   Selling, general and administrative                          13,019          5,158
                                                           ===========    ===========
   Loss from operations                                         (5,604)          (386)
   Interest expense                                              1,437            727
                                                           -----------    -----------
Net Loss                                                   $    (7,041)   $    (1,113)
                                                           ===========    ===========

Net loss per common share and common stock equivalent      $     (0.30)   $    $(0.10)
                                                           ===========    ===========
Weighted average shares                                     23,786,127     11,622,873
                                                           ===========    ===========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                                    ------------------------
                                                                                       1995          1994
                                                                                    -----------   ----------
                                                                                     (DOLLARS IN THOUSANDS)
Cash Flow from Operating Activities
Net loss                                                                              $ (7,041)     $(1,113)
Adjustments to reconcile net loss to
 Net cash provided by operating activities:
   Depreciation and amortization                                                           691          589
   Provision for losses on accounts receivable                                             758          127
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                           4,571       (2,269)
    (Increase) decrease in inventories and other                                         6,766       (7,138)
    (Increase) decrease in other assets                                                    868          (40)
    Increase (decrease) in accounts payable and other                                  (11,626)         841
                                                                                      --------      -------
Net cash used in operating activities                                                   (5,013)      (9,003)
                                                                                      --------      -------
Cash Flow from Investing Activities
   Purchases of property and equipment                                                    (361)        (383)
   Net cash paid for acquisition of businesses, net of acquired cash of $1,656               -          302
                                                                                      --------      -------
Net cash used in investing activities                                                     (361)         (81)
                                                                                      --------      -------
Cash Flow from Financing Activities
   Proceeds from line of credit borrowings, net                                        (27,701)       5,927
   Proceeds from sale of preferred and common stock                                     32,315        1,335
                                                                                      --------      -------
Net cash provided by financing activities                                                4,614        7,262
                                                                                      --------      -------
Decrease in cash                                                                          (760)      (1,822)
                                                                                      --------      -------
Cash--beginning of the year                                                                970        3,200
                                                                                      --------      -------
Cash--end of the year                                                                 $    210      $ 1,378
                                                                                      ========      =======

   Supplemental Disclosures of Cash Flow Information

   Interest on line of credit:  During the three months ended September 30, 1995 and 1994, the Company paid interest costs of $1,724,000 and $727,000 respectively.

   Income taxes:                During the three months ended September 30, 1995
                                and 1994, the Company made no tax payments.

                         AMERIQUEST TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995

(1)  MANAGEMENT OPINION

     In the opinion of management, the consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.


(2)  LOSS PER SHARE

     Loss per common share and common share equivalent is computed on the basis of the weighted average number of common shares outstanding. No effect is given to stock options as they are anti-dilutive.


(3)  FISCAL PERIODS

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


(4)  ACQUISITIONS

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

     The per share valuation of the Company's common stock issued in connection with the following acquisitions represents a discount from the quoted market price, based upon the weighted average discounts received on recently completed private equity transactions. Management believes this method of valuation is the best indication of fair value due to the Company's thin stock trading value and small public float.

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

     The Robec merger agreement requires the Company to issue additional common shares to provide former and current Robec shareholders participating in the merger with a minimum value associated with the Company's common stock issued or to be issued to complete the merger transaction. Based upon the exchange ratio included in the Robec merger agreement, 1,402,805 shares of the Company's common stock valued at $2.7 million was issued in exchange for 50.1% of Robec's common stock in September 1994. Due to the minimum value provisions and adjustments to the exchange ratio included in the amended Robec merger agreement, an additional
6.8 million shares of the Company's common stock is expected to be issued to complete the Robec merger. The additional shares to be issued are valued at $5.8 million and is recorded as a long term liability in the accompanying consolidated balance sheet. Total consideration is expected to be 8.2 million shares of the Company's common stock valued at $8.5 million, plus transaction costs of $265,000. Intangible assets recorded at September 30, 1995 related to Robec are approximately $164,000.

     November 13, 1995, AmeriQuest completed the acquisition of Robec, Inc. through a merger whereby Robec has become a wholly-owned subsidiary of AmeriQuest. In the merger, AmeriQuest issued 3,969,905 shares of common stock to Robec's shareholders and assumed options held by Robec's employees to purchase 301,978 shares of common stock. Under the terms of the original acquisition agreement, at the closing of the merger, certain principal stockholders of Robec were entitled to receive 2,583,010 additional shares of AmeriQuest common stock as partial consideration for shares of Robec common stock previously exchanged; however, AmeriQuest did not have sufficient authorized common stock to issue these additional shares. In lieu of the issuance of these additional shares at the merger closing, the Robec principal shareholders were issued shares of AmeriQuest preferred stock convertible into 2,583,010 shares of AmeriQuest common stock upon the approval of AmeriQuest's shareholders and satisfaction by AmeriQuest of certain other conditions. The preferred stock carries a stock dividend at an initial rate of 15% per annum. The acceptance of the preferred stock in lieu of common shares represents an accommodation by the former principal shareholders of Robec, permitting the merger to go forward in advance of AmeriQuest stockholder approval of the conversion of the preferred stock into common stock and the increase in AmeriQuest's authorized common stock to a number of shares sufficient for the conversion to be accomplished.

     National Computer Distributors ("NCD"). In November 1994, the Company acquired all of the outstanding common stock of NCD for cash and common stock of the Company. NCD is a distributor of computer products and services, specializing in systems and connectivity applications. Total consideration given in the NCD acquisition was 1,864,767 shares of the Company's common stock valued at $4.1 million and cash of $3.4 million. Intangible assets recorded at September 30, 1995 related to NCD are approximately $9.7 million.

     In connection the issuance of the Company' common stock associated with the NCD acquisition, the Company entered into a stock repurchase agreement with holders of 661,586 shares of the Company's common stock. The holders of the Company's common stock covered by this agreement have required the Company to repurchase the stock at $3.50 per share which is recorded as a current liability in the accompanying balance sheet.

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

     Intangible assets relate primarily to acquired distribution channels and related vendor relationships and market positions. Intangibles are amortized using the straight-line method from the date of acquisition over the expected period to be benefited, currently estimated at 10 years. In determining the appropriate amortization period the Company considered the historical length of the acquiree's vendor relationships and the overall size and quality of the vendors and their product offerings. On a quarterly basis, the Company assesses the recoverability of intangible assets based upon consideration of past performance and future expectations of undiscounted cash flow on an acquisition by acquisition basis to the extent separately identifiable, in accordance with State of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and For Long Lived Assets to be Disposed of". To the extent separate assessment of such acquired intangibles is no longer feasible (i.e. as a result of integrating multiple acquisitions into a single business unit) such assessment is performed on a combined basis as appropriate.

     The following unaudited pro forma combined information shows the results of the Company's operations for the three months ended September 30, 1995 and 1994 as though the acquisitions and the Computer 2000 equity investment all had occurred as of the beginning of each respective period (in thousands except per share data):

                                   QUARTER ENDED SEPTEMBER 30,
                                   ---------------------------
                                       1995           1994
                                   ------------   ------------
      Revenues                      $   100,723    $   133,191
      Gross profit                        7,415          9,409
      Net loss                            7,041          3,936
      Net loss per share                  $0.11          $0.08
      Weighted average shares        61,817,901     51,401,784

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


(5)  COMMON STOCK

     In November 1994, AmeriQuest and Computer 2000 entered into an agreement pursuant to which Computer 2000 agreed to invest approximately $50 million in AmeriQuest in exchange for a majority ownership interest in AmeriQuest. Under the agreement Computer 2000 initially loaned AmeriQuest $18 million.

     In August 1995, Computer 2000 exchanged these notes for 810,811 shares of AmeriQuest's Series A preferred stock (convertible into 8,108,110 shares of common stock, subject to adjustment) and warrants to purchase 657,289 shares of Series D preferred stock (convertible up to 6,572,890 shares of common stock, subject to adjustment) exercisable at $0.53 per share of Series D preferred stock ($0.05 per share of common stock on an as-if-converted to common stock basis). The $18 million loan is reflected as a non-current liability at June 30, 1995 in the accompanying consolidated balance sheet. In addition, Computer 2000 purchased from AmeriQuest, for $31.2 million, 1,785,714 shares of Series B preferred stock (convertible into 17,857,140 shares of common stock) and warrants to purchase 746,186 shares of Series D preferred stock (convertible up to 7,461,860 shares of common stock, subject to adjustment) exercisable at $0.53 per share of Series D preferred stock ($0.05 per share of common stock on an as-if-converted to common stock basis). Assuming the exercise of warrants referred to above the conversion of the preferred stock issuable upon such exercise and the conversion of the preferred stock AmeriQuest will have issued 40 million shares of common stock at an average purchase price of $1.25 per share and Computer 2000 will hold approximately 62% of AmeriQuest's outstanding voting stock.

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

         (iii) AmeriQuest granted to Computer 2000 an option to purchase a number of shares of common stock that will be equal to the number of shares of common stock that AmeriQuest issues upon exercise or conversion of all currently outstanding options, warrants or other rights (other than shares subject to the unit maintenance warrants and acquisitions maintenance) to acquire (upon conversion or otherwise) any shares of common stock or other equity securities of AmeriQuest. This option will be exercisable for the same consideration and on the same terms as the consideration for which the terms under which such additional shares are issued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Summary
     The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                           PERCENT OF NET SALES
                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                         ------------------------
                                            1995          1994
                                         -----------   ----------
Net sales                                   100.00%      100.00%
Cost of sales                                92.64%       90.35%
Gross profit                                  7.36%        9.65%
Selling, general and administrative          12.93%       10.43%
Interest and other expense, net               1.43%        1.47%
(Loss) from operations                       (5.56%)      (0.78%)

     AmeriQuest is following a business strategy of growth by acquisition, consistent with the consolidation that is occurring in the maturing personal computer marketplace. This strategy creates the following risks involving the ability to successfully:

     . Consolidate the operations of previously unaffiliated businesses, all but one of which were unprofitable

     .  Combine the business cultures of diverse operations

     . Obtain adequate capital resources to complete acquisitions and working capital required for continuing operations


RESULTS OF OPERATIONS

     For the three months ended September 30, 1995 sales increased by $51 million to $101 million. The sales increase was due to the inclusion of NCD and Robec purchased in November and September 1994, respectively. Due to the significant impact of these acquisitions and the movement from manufacturing to distribution results of operations from year to year reflect numerous deviations. Sales increases were offset by sales declines in distribution due to the closing of non profitable sales centers and in the value-added storage operation due to competition.

     Costs of sales as a percentage of net sales increased significantly for the three months ended September 30, 1995 as compared to the same period in the prior year due to the significant sales volume contributed by the companies acquisition of lower margin distribution businesses. Prior period gross margin percentages reflected significantly higher sales mix of higher margin value-added storage operations. Cost of sales is also increased by competitive pricing in the marketplace.

     Selling general and administrative expenses increased with sales and represent a higher percentage of sales than during the same period a year ago due to fixed operating costs which have not been eliminated due to delays in the acquisition process of Robec and the financing of the company by the sale of stock to Computer 2000. During this process sales have declined. Additional costs are currently being incurred to implement systems which will allow the company to reduce future costs. During the quarter the Atlanta warehouse was consolidated into existing operations to reduce future costs.

     Interest expense was increased to $1.4 million reflecting an increased borrowing during the first quarter offset by a debt reduction during August following the sale of stock to Computer 2000.

     No income tax benefit was recorded on operating losses due to net operating loss carryforwards from prior years.

     The Company anticipates that gross margins will continue to decline in the future due to industry price competition.


VARIABILITY OF QUARTERLY RESULTS

     Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.


LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended September 30, 1995, the Company has generated cash to meet its operating needs by sales of common stock. At September 30, 1995, the Company had $210,000 in cash and had borrowed approximately $45 million against its existing lines of credit. During the quarter ended September 30, 1995, the Company used $5 million of cash in operating activities, compared to the use of $9 million in operating activities in the same quarter of the year. The significant amount of cash used in operating activities resulted from operating losses and investment in working capital required to support the business associated with the distribution companies acquired in 1995.

     In November 1994, AmeriQuest and Computer 2000 entered into an agreement pursuant to which Computer 2000 agreed to invest approximately $50 million in AmeriQuest in exchange for a majority ownership interest in AmeriQuest. Under the agreement Computer 2000 initially loaned AmeriQuest $18 million. In August 1995, Computer 2000 exchanged the $18 million note and provided the Company with additional cash proceeds of approximately $31 million in exchange for the issuance by AmeriQuest of certain shares of AmeriQuest's preferred stock, convertible into common stock and warrants, all subject to adjustment for certain defined activities. Further, as consideration for Computer 2000's exchange of $18 million note and Computer 2000's additional investment of $31 million, AmeriQuest also granted to Computer 2000 certain pari passu rights with respect to other outstanding warrants, options and other rights to acquire shares of AmeriQuest's common stock that AmeriQuest has previously granted, or is obligated to grant in the future, to others. After the completion of the Computer 2000 equity investment, Computer 2000's ownership of the Company approximated 51 percent. Computer 2000 holds warrants allowing it to increase its ownership in the Company to approximately 61 percent. The Company used these proceeds to repay trade debt and borrowings under its line of credit agreements.

     November 13, 1995, AmeriQuest completed the acquisition of Robec, Inc. through a merger whereby Robec has become a wholly-owned subsidiary of AmeriQuest. In the merger, AmeriQuest issued 3,969,905 shares of common stock to Robec's shareholders and assumed options held by Robec's employees to purchase 301,978 shares of common stock. Under the terms of the original acquisition agreement, at the closing of the merger, certain principal stockholders of Robec were entitled to receive 2,583,010 additional shares of AmeriQuest common stock as partial consideration for shares of Robec common stock previously exchanged; however, AmeriQuest did not have sufficient authorized common stock to issue these additional shares. In lieu of the issuance of these additional shares at the merger closing, the Robec principal shareholders were issued shares of AmeriQuest preferred stock convertible into 2,583,010 shares of AmeriQuest common stock upon the approval of AmeriQuest's shareholders and satisfaction by AmeriQuest of certain other conditions. The preferred stock carries a stock dividend at an initial rate of 15% per annum. The acceptance of the preferred stock in lieu of common shares represents an accommodation by the former principal shareholders of Robec, permitting the merger to go forward in advance of AmeriQuest stockholder approval of the conversion of the preferred stock into common stock and the increase in AmeriQuest's authorized common stock to a number of shares sufficient for the conversion to be accomplished.

     In addition to the additional equity capital provided by Computer 2000, the Company has begun a program to reduce operating costs through the consolidation of distribution warehouses and the elimination of duplicate labor and non payroll operating costs. In addition, administrative costs have been reduced through the flattening of the Company's management structure. Management is continuing these cost reduction activities. Further cost reductions should also result through the elimination of duplicate administration and other operating costs now that the merger is complete.

     The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $80 million at September 30, 1995, including a $20 million facility extended to Robec, Inc. Current lines of credit totaling $27.5 million expire on December 31, 1995 relate to NCD.

     Borrowings under these facilities are limited to a contractual percentage of eligible inventories and receivables. At September 30, 1995, all inventories and accounts receivable were pledged as collateral under these facilities and the lenders hold liens on substantially all of the other assets owned by the Company. The terms of the lending agreements include certain restrictive covenants which require the maintenance of specified financial covenants generally related to tangible net worth, working capital and total debt to tangible net worth. Borrowings under these lines bear interest from 1 to 3 percent over the prime rate and are limited to specified percentages of AmeriQuest's eligible accounts receivable (a borrowing base in excess of $27.5 million) and inventories (a borrowing base of over $27.5 million). At various dates during fiscal year 1995 and continuing at September 30, 1995, the Company was in default to its primary lender due to non-compliance with certain financial ratio and other covenant compliance. In October 1995, the Company received a waiver from its primary lenders for non-compliance of the financial covenants of the NCD credit agreement. The Company has also amended its credit agreements covering its remaining borrowings to remove the financial covenants which the Company was not in compliance with at June 30, 1995, pending renegotiation of the financial covenants. The amendment also allows the lender to cancel the credit agreement with 60 days notice. At September 30, 1995, AmeriQuest, through NCD, had approximately $8 million available under its existing credit facilities based upon then available collateral.

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


                                            AMERIQUEST  TECHNOLOGIES, INC.
                                            -----------------------------
                                                      (Registrant)



Date:  November 20, 1995                    By: /s/ Mark C. Mulford
                                                ---------------------------
                                                Mark C. Mulford
                                                Executive Officer



Date:  November 20, 1995                    By: /s/ Donald W. Resnick
                                                ------------------------------
                                                Donald W. Resnick
                                                Chief Financial Officer