Form 10-K/A
period 1995-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1995-11-30
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

(Mark One)                  (AMENDMENT NO. 1)

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

  Exhibit Index is on page 31.                         Page 1 of 52 pages.

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

  Steve DeWindt (age 40) has served as one of four Co-Presidents of Computer 2000 and head of Group Sales & Marketing for Computer 2000 since May, 1992. He is responsible for the geographic regions of Northern Europe, North America and the Middle East. Prior to his affiliation with Computer 2000 Mr. DeWindt served as Director of worldwide sales for the reseller channel at Intel from May, 1984 to April, 1992. Mr. DeWindt also served as Director of Business Affairs and International Marketing for the Records and Music Publishing Group of the Walt Disney Company from June, 1979 to March, 1983. Mr. DeWindt holds a Masters in Business Administration degree from the University of California at Los Angeles ("UCLA").

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

  Harold L. Clark (age 59) was named President and Chief Executive Officer of AmeriQuest on December 3, 1993. He was appointed to serve as a director on March 4, 1994 and resigned as President and Chief Executive Officer on August 22, 1995. Prior to December 1993 he served as President and Chief Executive Officer of CDS Distribution, Inc., a subsidiary of AmeriQuest, from April 1993 to December 1993. From February 1991 to December 1992, he served as President, Chief Operating Officer and Director of Everex Systems, Inc. ("Everex") (a manufacturer of computer equipment). Subsequent to his departure from Everex, Everex filed for protection under Chapter 11 of the Federal bankruptcy laws, in 1993. A plan of reorganization for Everex was confirmed by the U.S. Bankruptcy Court on June 16, 1994. From 1989 through 1991, he served as a computer industry consultant. From 1984 to 1989, he served as the President of Ingram Micro, Inc. Dr. Clark received a B.S. Degree from Bryant College, an MBA from Pepperdine University, and has earned a Doctor of Education Degree from Nova University.

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

                                                                       LONG-TERM
                                       ANNUAL COMPENSATION(1)         COMPENSATION
                                  ----------------------------------- ------------
                                                                      STOCK OPTION
                                                       OTHER ANNUAL      AWARDS          ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR  SALARY      BONUS  COMPENSATION(3) (SHARES)(2)       COMPENSATION
---------------------------  ---- --------    ------- --------------- ------------      ------------
Harold L. Clark.........     1995 $214,117          0    $175,000(2)          0               0
 Chief Executive Officer     1994 $134,861(3)       0           0       250,000shs.(2)        0
                             1993 $ 18,000(3)       0           0             0               0
Stephen G. Holmes.......     1995 $155,769          0      43,750(2)          0               0
 Secretary/Treasurer         1994 $130,819          0           0       100,000shs.(2)        0
 Chief Financial Officer     1993 $100,000          0           0             0
Peter S.H. Grubstein....     1995 $162,500          0           0             0               0
 Senior Vice President       1994        0          0           0             0               0
                             1993        0          0           0             0               0
Howard B. Crystal.......     1995 $148,942          0           0       100,000shs.(2)        0
 Senior Vice President--
  Operation                  1994        0          0           0             0               0
                             1993        0          0           0             0               0
Peter D. Lytle..........     1995 $100,000          0           0        40,000shs.(2)        0
 Senior Vice President--
  Operations                 1994   56,140          0           0             0               0
                             1993        0          0           0             0               0
Irwin Bransky(4)........     1995 $271,631          0           0             0               0
 Former President            1994        0          0           0             0               0
 and Chief Executive
  Officer of Kenfil Inc.     1993        0          0           0             0               0
Carol L. Miltner(5).....     1995 $184,560(5)       0           0             0               0
 Executive Vice              1994 $ 75,000    $28,125           0       100,000shs.(5)        0
 President--
  Sales and Marketing        1993        0          0           0             0               0

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

                                      % OF TOTAL                                     POTENTIAL REALIZABLE VALUE
                           NO. OF      OPTIONS                 MARKET                 AT ASSUMED ANNUAL RATES
                         SECURITIES   GRANTED TO              PRICE ON                 OF STOCK APPRECIATION
                         UNDERLYING   EMPLOYEES   EXERCISE     DATE OF                 FOR OPTION TERM(4)(5)
                          OPTIONS     IN FISCAL     PRICE       GRANT    EXPIRATION ----------------------------
NAME                      GRANTED     YEAR 1995  (PER SHARE) (PER SHARE)    DATE       0%       5%        10%
----                     ----------   ---------- ----------- ----------- ---------- -------- --------- ---------
Harold L.Clark (1)......        0          0        $   0       $   0          --   $      0 $       0 $       0
Stephen G. Holmes (1)...        0          0        $   0       $   0          --   $      0 $       0 $       0
Peter S.H. Grubstein....        0          0        $   0       $   0          --   $      0 $       0 $       0
Howard B. Crystal.......  100,000(2)     100%       $3.15       $3.75    7/14/2000   $60,000  $187,536  $349,335
Peter D. Lytle..........        0          0        $   0       $   0          --   $      0 $       0 $       0
Irwin Bransky...........        0          0        $   0       $   0          --   $      0 $       0 $       0
Carol L. Miltner (3)....        0          0        $   0       $   0          --   $      0 $       0 $       0

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

                                  BENEFICIAL OWNERSHIP AS OF SEPTEMBER 15, 1995
                                 -----------------------------------------------
                                    NUMBER OF SHARES
                                 ----------------------
                                 PREFERRED     COMMON       PERCENT OF CLASS(13)
                                 ---------    ---------     --------------------
NAME AND ADDRESS OF BENEFICIAL
 OWNER
Computer 2000 AG...............    810,811(1)                      100.00%
 Wolfratshauser Strasse 84       1,785,714(1)                      100.00%
 81379 Munchen, Germany                         532,000              2.19%
Manufacturers Indemnity and In-
 surance Company of America....               3,383,473(2)          13.01%
 5775 Flatiron Parkway, Ste 205
 Boulder, Co 80301
COMMON STOCK
DIRECTORS AND OFFICERS (11)(12)
Steve DeWindt..................        -0-          -0-               -0-
Harry Krischik.................    810,811(1)                      100.00%
                                 1,785,714(1)                      100.00%
                                                532,000(1)           2.19%
Klaus J.M. Laufen..............    810,811(1)                      100.00%
                                 1,785,714(1)                      100.00%
                                                532,000(1)           2.19%
Marc L. Werner.................               3,843,473(2)          14.78%
Mark Mulford...................                       0(1)              0
Holger Heims...................                       0(1)              0
Donald W. Resnick..............                 150,000(3)              *
Harold L. Clark................                 450,000(4)           1.83%
Stephen G. Holmes..............                 160,000(5)              *
Peter S. H. Grubstein..........                 559,595(6)           2.29%
Howard B. Crystal..............                 100,000(7)              *
Peter D. Lytle.................                  40,000(8)              *
Irwin Bransky..................                 471,579              1.94%
Carol L. Miltner...............                 100,000(9)              *
All officers and directors as a
 group (15 persons)............    810,811                            100%
                                 1,785,714                            100%
                                              6,447,845(10)         24.00%

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

 (2) The Board of Directors of Manufacturing Indemnity and Insurance Company of America is vested with the voting and investment powers relating to the shares of AmeriQuest's Common Stock held by Manufacturers Indemnity and Insurance Company of America. Mr. Marc L. Werner, as a Director of Manufacturers Indemnity and Insurance Company of America, may be deemed to have shared voting and investment powers over the 1,683,473 shares of AmeriQuest Common Stock held by Manufacturers Indemnity and Insurance Company of America. In addition, Manufacturers Indemnity and Insurance Company of America holds a four-year warrant to purchase 190,000 shares of Common Stock at $3.50 per share from May 14, 1995 to November 14, 1998. The exercise price of the warrant was adjusted downward to $2.22 per share because of the right of such purchasers to adjust the warrant exercise price to the same price as other investors acquire shares between November 14, 1994 and May 14, 1995. The conversion price to Computer 2000 of its $18 million loan is deemed by AmeriQuest to constitute such a "sale." In addition, Manufacturers Indemnity and Insurance Company of America holds a three-year warrant to purchase 1,360,000 shares of Common Stock at $1.05 per share thru June 30, 1998 and a five-year option to purchase 150,000 shares of Common Stock at $4.50 thru March 3, 1999.
 (3) Includes 150,000 shares subject to stock options currently exercisable at $1.50 per share.
 (4) Includes 200,000 shares issued to Mr. Clark on October 14, 1994 for which Mr. Clark paid $2,000 in cash and tendered to AmeriQuest a one-year Promissory Note in the amount of $498,000. The balance of the shares are subject to currently exercisable stock options, exercisable at $1.00 per share.
 (5) Includes 50,000 shares issued to Mr. Holmes on October 14, 1994 for which Mr. Holmes paid $500 in cash and tendered to AmeriQuest a one-year Promissory Note in the amount of $124,500. The balance of the shares are subject to currently exercisable stock options, exercisable at $1.00 per share.

 (6) The number of shares listed for Mr. Grubstein includes 107,100 shares of AmeriQuest Common Stock issuable in consequence of the assumption by AmeriQuest of Kenfil's obligation under a Warrant issued to Corporate Efficiency Consulting, L.P., a New Jersey limited partnership ("CEC") for 315,000 shares of Kenfil Common Stock. Mr. Grubstein now holds his option directly and not derivatively through CEC.
 (7) Includes 100,000 shares subject to stock options currently exercisable at $3.15 per share.
 (8) Includes 40,000 shares subject to stock options currently exercisable at $2.00 per share.
 (9) Includes 100,000 shares subject to stock options currently exercisable at $2.00 per share.
(10) Includes 2,407,000 shares subject to stock options and warrants currently vested and issuable upon exercise of such options and warrants.
(11) The address for the executive officers and directors and proposed directors is: 3 Imperial Promenade, Ste. 300, Santa Ana, California 92707.
(12) Each executive officer and director has sole voting and investment power with respect to the shares listed, unless otherwise indicated.
(13) For purposes of determining the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares held by a person or group is divided by the sum of the number of shares of AmeriQuest's Common Stock outstanding on September 15, 1995 (810,811 shares of Series A Preferred Stock; 1,785,714 shares of Series B Preferred Stock; and 24,303,572 shares of Common Stock) plus the number of shares of Common Stock subject to outstanding stock options and warrants exercisable currently or within 60 days of September 15, 1995 by such person or group, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. Percentages of less than 1% are represented by an asterisk.

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

  (c) Exhibits

                                 EXHIBIT INDEX

EXHIBIT NO.            TITLE OF DOCUMENT            PAGE NO.    LOCATION OF FILING
-----------            -----------------            --------    ------------------
   2.01*     Amended and Restated Agreement and              SEC File No. 33-57611
             Plan of Reorganization dated as of              Exhibit 2.01
             August 11, 1994 by, between and among
             AmeriQuest, Robec and certain
             principal shareholders of Robec.
   2.02*     Agreement and Plan of Reorganization      50    SEC File No. 1-10397
             dated September 26, 1994 by, between            10-K for June 30, 1994
             and among AmeriQuest, Ross White
             Enterprises, Inc. d/b/a "National
             Computer Distributors ("NCD") and the
             shareholders of NCD.
   3.01(a)*  Certificate of Incorporation of                 SEC File 1-10397
             AmeriQuest as amended through                   10-K for June 30, 1994
             September 22, 1994.
   3.01(b)** Certificate of Designations for                 SEC File 1-10397
             Preferred Stock issued and issuable to          10-K for June 30, 1995
             Computer 2000.
   3.02*     By-laws of AmeriQuest.                   189    SEC File 33-81726
   4.01*     Reference is made to Exhibits 3.01 and
             3.02, the Certificate of Incorporation
             and Bylaws, which define the rights of
             security holders.
   4.02*     Specimen Stock Certificate.              274    SEC File 33-81726
  10.01**    Inventory and Working Capital                   SEC File No. 1-10397
             Financing Agreement dated May 5, 1995           10-K for June 30, 1995
             by and between CDS Distribution, Inc.
             and IBM Credit Corporation, as
             amended.
  10.02**    Inventory and Working Capital                   SEC File No. 1-10397
             Financing Agreement dated May 5, 1995           10-K for June 30, 1995
             by and between CMS Enhancements, Inc.
             and IBM Credit Corporation, as
             amended.
  10.03**    Working Capital Financing Agreement             SEC File No. 1-10397
             dated May 5, 1995 by and between                10-K for June 30, 1995
             AmeriQuest/Kenfil Inc. and IBM Credit
             Corporation, as amended.
  10.04**    Revolving Credit Agreement dated April          SEC File No. 1-10397
             27, 1992 by and between Ross White              10-K for June 30, 1995
             Enterprise, Inc. d/b/a "National
             Computer Distributors," as amended.
  10.05*     Inventory and Working Capital                   SEC File No. 0-18115
             Financing Agreement dated September             8-K dated
             21, 1994 by and between Robec, Inc.             September 22, 1994
             and IBM Credit Corporation, as
             amended.
  10.06*     Incentive Stock Option Plan.                    SEC File 2-96539
  10.07*     Employee Stock Bonus Plan.                      SEC File 33-23809
  10.08**    Employment Agreement for Steve                  SEC File No. 1-10397
             DeWindt.                                        10-K for June 30, 1995

EXHIBIT NO.            TITLE OF DOCUMENT            PAGE NO.    LOCATION OF FILING
-----------            -----------------            --------    ------------------
  10.09**    Employment Agreement for Mark Mulford.          SEC File No. 1-10397
                                                             10-K for June 30, 1995
  10.10**    Employment Agreement for Holger Heims.          SEC File No. 1-10397
                                                             10-K for June 30, 1995
  10.11*     Exchange Agreement between AmeriQuest     62    SEC File No. 1-10397
             and Mr. James D'Jen for the                     10-K/A-4 for
             disposition of CMS Enhancements.                June 30, 1994
  10.12*     Purchase Agreement dated August 7,              SEC File No. 1-10397
             1995 by and between AmeriQuest and              8-K dated August 7, 1995
             Computer 2000 AG.
  10.13*     Agreement of Sublease dated December            SEC File No. 33-81726
             5, 1994 by and between AmeriQuest and
             The Austin Company.
  21.01*     Subsidiaries of AmeriQuest.              351    SEC File No. 1-10397
                                                             10-K for June 30, 1994
  23.01      Consent of Arthur Andersen LLP to the           SEC File No. 1-10397
             incorporation of their report included          10-K for June 30, 1995
             in the Annual Report on Form 10-K of
             AmeriQuest for the fiscal year ended
             June 30, 1995 into AmeriQuest's
             previously filed Registration
             Statements.
  24.01**    Powers of Attorney for Messrs. Steve      50    SEC File No. 1-10397
             DeWindt, Mark Mulford, Marc L. Werner,          10-K for June 30, 1995
             Dr. Harry Krischik, Klaus J.M Laufen,
             Holger Heims, Harold L. Clark and
             Stephen G. Holmes.
  27.01**    Financial Data Schedule.                  66    SEC File No. 1-10397
                                                             10-K for June 30, 1995

--------
* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

** Incorporated herein by reference to the original filing on Form 10-K for June 30, 1995 pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO ITS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SANTA ANA, STATE OF CALIFORNIA, ON THE 30TH DAY OF NOVEMBER, 1995.

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


              SIGNATURE                        TITLE                 DATE

          /s/ Steve DeWindt            Chairman of the
-------------------------------------   Board, Chief             November 30, 1995
            STEVE DEWINDT               Executive Officer
                                        and Director
                                        (Principal
                                        Executive Officer)

          /s/ Mark Mulford             President, Chief
-------------------------------------   Operating Officer        November 30, 1995
           MARK MULFORD**               and Director

        /s/ Donald W. Resnick          Secretary,
-------------------------------------   Treasurer, Chief         November 30, 1995
          DONALD W. RESNICK             Financial Officer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

       /s/ Dr. Harry Krischik          Co-Chairman of the
-------------------------------------   Board                    November 30, 1995
        DR. HARRY KRISCHIK**

         /s/ Marc L. Werner            Vice Chairman of the
-------------------------------------   Board                    November 30, 1995
          MARC L. WERNER**

       /s/ Klaus J. M. Laufen          Director                  November 30, 1995
-------------------------------------
        KLAUS J. M. LAUFEN**


              SIGNATURE                       TITLE                DATE

          /s/ Holger Heims             Director                November 30, 1995
-------------------------------------
           HOLGER HEIMS**

         /s/ Harold L. Clark           Director                November 30, 1995
-------------------------------------
          HAROLD L. CLARK**

        /s/ Stephen G. Holmes          Director                November 30, 1995
-------------------------------------
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