Form 10-Q
period 1995-12-31
AMERIQUEST TECHNOLOGIES INC
filed 1996-02-14
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             -------------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1995


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-10397

                         AMERIQUEST TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      33-0244136
(State of other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                  3 IMPERIAL PROMENADE, SANTA ANA, CA  92707
              (Address of principal executive office) (Zip Code)

Registrant's telephone number:  (714) 445-5000

          Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days.
Yes  X   No
    ---    ---

          At December 31, 1995 there were 27,948,545 shares of the Registrant's common Stock outstanding.

                         PART I. FINANCIAL INFORMATION

                         AMERIQUEST TECHNOLOGIES, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1995


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

         Due to the change in year end to September 30, it may also be useful to read the 10-Q for the transition period September 30, 1995.

                         AMERIQUEST TECHNOLOGIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                           DECEMBER 31,    SEPTEMBER 30,
                                           -------------   --------------
                                               1995             1995
                                           -------------   --------------
                                              (DOLLARS IN THOUSANDS)
                 ASSETS

Current assets
  Cash..................................       $  1,045         $    210
  Accounts receivable, less allowance
   for doubtful accounts of $8,306 and
   $9,572 as of December 31 and
   September 30, 1995 respectively......         48,273           51,013
  Inventories...........................         48,015           42,335
  Other current assets..................            842              975
                                               --------         --------
     Total current assets...............         98,175           94,533
                                               --------         --------
Property and equipment, net.............          5,992            7,527
Intangible assets, net..................         10,286           10,536
Other assets............................            698            2,359
                                               --------         --------
                                               $115,151         $114,955
                                               ========         ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable......................       $ 28,944         $ 36,216
  Notes payable.........................         63,011           45,244
  Other current liabilities.............          2,910            9,244
                                               --------         --------
     Total current liabilities..........         94,865           90,704
                                               --------         --------
Long-term obligations...................          6,907            6,686
                                               --------         --------
Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value;
   authorized 5,000,000 shares; issued
   and outstanding 2,622,355 and
   2,596,525 shares as of December 31,
   and September 30, 1995...............             53               26
  Common stock, $.01 par value;
   authorized 30,000,000 shares; issued
   and outstanding 27,948,545 and
   23,896,140 shares as of December 31,
   and September 30, 1995...............            279              239
  Additional paid-in capital............        110,477          106,476
  Accumulated deficit...................        (97,430)         (89,176)
                                               --------         --------
     Total stockholders' equity
      (deficit).........................         13,379           17,565
                                               --------         --------
                                               $115,151         $114,955
                                               ========         ========

                         AMERIQUEST TECHNOLOGIES, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               THREE MONTHS ENDED
                                           ---------------------------
                                                   DECEMBER 31
                                           ---------------------------
                                               1995           1994
                                           ------------   ------------
                                             (DOLLARS IN THOUSANDS)

Net sales...............................   $   101,471    $   123,529
Cost of sales...........................        93,788        117,052
                                           -----------    -----------
  Gross Profit..........................         7,683          6,477
Operating expenses
  Selling, general and administrative...        11,118          9,596
  Lease termination costs...............         3,700
                                           ===========    ===========
  Loss from operations..................        (7,135)        (3,119)
  Interest expense......................         1,119          1,937
                                           -----------    -----------
Net Loss................................   $    (8,254)   $    (5,056)
                                           ===========    ===========
Net loss per common share and common
 stock equivalent.......................   $     (0.32)   $     (0.25)
                                           ===========    ===========
Weighted average shares.................    25,917,411     19,834,322
                                           ===========    ===========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED
                                           ------------------------
                                                 DECEMBER  31
                                           ------------------------
                                              1995          1994
                                           -----------   ----------
                                           (DOLLARS IN THOUSANDS)
Cash Flow from Operating Activities
Net loss................................     $ (8,254)    $ (5,056)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Depreciation and amortization.........          485          678
  Provision for losses on accounts
   receivable...........................          546        1,387
  Changes in operating assets and
   liabilities:
     (Increase) decrease in accounts
      receivable........................        2,194       (6,913)
     (Increase) decrease in inventories
      and other.........................       (5,547)      (7,056)
     (Increase) decrease in other assets        3,052          640
     Increase (decrease) in accounts
      payable and other.................       (9,542)     (10,899
                                             --------     --------
Net cash used in operating activities...      (17,066)     (27,219)
                                             --------     --------
Cash Flow from Investing Activities
  Purchases of property and equipment...          (91)        (664)
  Net cash paid for acquisition of
   businesses, net of cash acquired.....           --       (2,275)
                                             --------     --------
Net cash used in investing activities...          (91)      (2,939)
                                             --------     --------

Cash Flow from Financing Activities
   Proceeds from line of credit
    borrowings, net.....................       17,988       11,585
   Proceeds from sale of preferred and
    common stock........................            4        3,602
   Proceeds from subordinated debt......                    18,000
                                             --------     --------
Net cash provided by financing
 activities.............................       17,992       33,187
                                             --------     --------
Decrease in cash........................          835        3,029
                                             --------     --------
Cash--beginning of the year.............          210         1378
                                             --------     --------
Cash--end of the year...................     $  1,045     $  4,407
                                             ========     ========

Supplemental Disclosures of Cash Flow Information

  Interest on line of credit:

                  During the three months ended December 31, 1995 and 1994, the Company paid interest costs of $1,091,000 and $1,388,000 respectively.

  Income taxes:

                  During the three months ended December 31, 1995 and 1994, the Company made no tax payments.

                         AMERIQUEST TECHNOLOGIES, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                     THREE MONTHS ENDED DECEMBER 31, 1995
                                  (unaudited)



                                                                                             Additional    Retained
                                           Preferred Stock              Common Stock          Paid-in     (Deficit)
(Dollars in thousands)                     Shares     Amount          Shares     Amount       Capital     Earnings
Balances at September 30, 1995           2,596,525     $26          23,896,140    $239        $106,476     $(89,176)
Exercise of employee stock options                                      82,500       1               3
Preferred stock issued for acquisitions     25,830      27                                       1,576
Common stock issued for acquisitions                                 3,969,905      39           2,422
Net (loss) for the three months ended
   December 31, 1995                                                                                         (8,254)
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995            2,622,355     $53          27,948,545    $279        $110,477     $(97,430)
-------------------------------------------------------------------------------------------------------------------

                         AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

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


(3)  FISCAL PERIODS

     The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to September 30 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to December 31, March 31, June 30 and September 30. For clarity of presentation, the Company has described year-ends and presented as if the years ended on September 30 and quarter-ends presented as if the quarters ended on December 31, March 31, and June 30. The 1994 and 1995 fiscal years are 52 weeks, while the quarters presented are 13 weeks in duration.

     The Company changed its fiscal year end to September 30 on September 30, 1995. The attached financials do not include the operations from July 1, 1995 through September 30, 1995.

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

     Regional distributors. During fiscal year 1994 and 1993, CDS Distribution, Inc., a wholly owned subsidiary of the Company completed the acquisition of several smaller regional distributors ("regional distributors"). Total consideration given to complete these acquisitions was 1,730,330 shares of the Company's common stock valued at $3 million. In fiscal 1995, as a result of the acquisitions of Robec and NCD discussed below, these distributors were considered to be redundant, resulting in their closure and the write off of their intangibles of approximately $3.4 million.

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

   Robec, Inc. ("Robec"). As of September 1994, the Company acquired 50.1% of the outstanding common stock of Robec for common stock of the Company. Robec is a distributor of computer products and services, specializing in systems and UNIX applications, and is based in Horsham, Pennsylvania. In September 1995, Robec's share holders approved the acquisition by AmeriQuest of the remaining 49.9% of Robec common stock not owned by the Company.

   November 13, 1995, AmeriQuest completed the acquisition of Robec, Inc. through a merger whereby Robec has become a wholly-owned subsidiary of AmeriQuest. In the merger, AmeriQuest issued 3,969,905 shares of common stock to Robec's shareholders and assumed options held by Robec's employees to purchase 301,978 shares of common stock. Under the terms of the original acquisition agreement, at the closing of the merger, certain principal stockholders of Robec were entitled to receive 2,583,010 additional shares of AmeriQuest common stock as partial consideration for shares of Robec common stock previously exchanged; however, AmeriQuest did not have sufficient authorized common stock to issue these additional shares. In lieu of the issuance of these additional shares at the merger closing, the Robec principal shareholders were issued shares of AmeriQuest preferred stock convertible into 2,583,010 shares of AmeriQuest common stock upon the approval of AmeriQuest's shareholders and satisfaction by AmeriQuest of certain other conditions. The preferred stock carries a stock dividend at an initial rate of 15% per annum. The acceptance of the preferred stock in lieu of common shares represents an accommodation by the former principal shareholders of Robec, permitting the merger to go forward in advance of AmeriQuest stockholder approval of the conversion of the preferred stock into common stock and the increase in AmeriQuest's authorized common stock to a number of shares sufficient for the conversion to be accomplished. Preferred shares include a liquidation preference, a 10% per month penalty beginning April 30, 1996 if the preferred shares are not converted and a mandatory redemption if not converted by November 2000. Management believes the occurrence of these events to be remote as AmeriQuest controls the required shares to complete the merger. Total consideration is expected to be 8.2 million shares of the Company's common stock valued at $8.5 million, plus transaction costs of $265,000.

   National Computer Distributors ("NCD"). In November 1994, the Company acquired all of the outstanding common stock of NCD for cash and common stock of the Company. NCD is a distributor of computer products and services, specializing in systems and connectivity applications. Total consideration given in the NCD acquisition was 1,864,767 shares of the Company's common stock valued at $4.1 million and cash of $3.4 million. Intangible assets recorded at December 31, 1995 related to NCD are approximately $10 million.

   In connection the issuance of the Company's common stock associated with the NCD acquisition, the Company entered into a stock repurchase agreement with holders of 661,586 shares of the Company's common stock. The holders of the Company's common stock covered by this agreement have required the Company to repurchase the stock at $3.50 per share.

   Management believes that distribution channel access represents the most significant intangible acquired in connection with the acquisitions discussed above. Management assigned a 10-year economic life to this intangible asset as that is the period of time that management expects to derive benefit from the existing vendor relationships and market position. Management determined that 10 years is an appropriate economic life based upon the historical length of the acquiree's vendor relationships and the overall size and quality of the acquiree's vendors and their product offerings.

   Intangible assets relate primarily to acquired distribution channels and related vendor relationships and market positions. Intangibles are amortized using the straight-line method from the date of acquisition over the expected period to be benefited, currently estimated at 10 years. In determining the appropriate amortization period the Company considered the historical length of the acquiree's vendor relationships and the overall size and quality of the vendors and their product offerings. On a quarterly basis, the Company assesses the recoverability of intangible assets based upon consideration of past performance and future expectations of undiscounted cash flow on an acquisition by acquisition basis to the extent separately identifiable, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and For Long Lived Assets to be Disposed of." To the extent separate assessment of such acquired intangibles is no longer feasible (i.e. as a result of integrating multiple acquisitions into a single business unit) such assessment is performed on a combined basis as appropriate.

   The following unaudited pro forma combined information shows the results of the Company's operations for the three months ended December 30,1995 and 1994 as though the acquisitions and the Computer 2000 equity investment all had occurred as of the beginning of each respective period (in thousands except per share data):

                                  QUARTER ENDED DECEMBER 31,
                                  --------------------------
                                      1995          1994
                                  ------------   -----------
     Revenues..................    $   101,471   $   143,377
     Gross profit..............          7,683         8,060
     Net loss..................          8,254         5,451
     Net loss per share........    $       .13   $       .09
     Weighted average shares...     61,584,520    57,686,766

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

     In August 1995, Computer 2000 exchanged these notes for 810,811 shares of AmeriQuest's Series A preferred stock (convertible into 8,108,110 shares of common stock, subject to adjustment) and warrants to purchase 657,289 shares of Series D preferred stock (convertible up to 6,572,890 shares of common stock, subject to adjustment) exercisable at $.053 per share of Series D preferred stock ($0.05 per share of common stock, on an as-if-converted to common stock basis). In addition, Computer 2000 purchased from AmeriQuest, for $31.2 million, 1,785,714 shares of Series B preferred stock (convertible in to 17,857,140 shares of common stock) and warrants to purchase 746,186 shares of Series D preferred stock (convertible up to 7,461,860 shares of common stock, subject to adjustment) exercisable at $0.053 per share of Series D preferred stock ($0.05 per share of common stock on an as-if-converted to common stock basis). Assuming the exercise of warrants referred to above the conversion of the preferred stock issuable upon such exercise and the conversion of the preferred stock AmeriQuest will have issued 40 million shares of common stock at an average purchase price of $1.25 per share.

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

   Assuming conversion of all preferred stock and the exercise of all warrants and options, the Company would have approximately 96 million shares of common stock outstanding, of which Computer 2000 would hold approximately 59 percent.

(6) NOTES PAYABLE

   The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $66 million at December
31, 1995, and floor planning arrangements with lines of credit totaling $45 million. Available lines total 38 million at December 31, 1995. During the quarter the line of credit with U.S. banks were replaced with bank lines from four German-based banks at Libor based financing. The lines are guaranteed by Computer 2000 through June 30, 1996. Management expects that with Computer 2000's direct and indirect help current working arrangements will allow the Company to meet its obligations and capital needs as they arise through, 1996. If the Company is unsuccessful in extending current lines of credit management believes that equity capital will be obtainable to fund working capital needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

   The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                          PERCENT OF NET SALES
                                           THREE MONTHS ENDED
                                               DECEMBER 31,
                                        ------------------------
                                           1995          1994
                                        -----------   ----------
Net sales.............................    100.00%      100.00%
Cost of sales.........................     92.43%       94.76%
Gross profit..........................      7.57%        5.24%
Selling, general and
  administrative(1)...................     14.60%        7.77%
Interest and other expense, net.......      1.11%        1.57%
(Loss) from operations................     (8.13%)      (4.09%)

(1) Including lease termination costs of $3.7 million or 3.6% of sales.

   AmeriQuest has followed a business strategy of growth by acquisition in recent years, consistent with the consolidation that is occurring in the maturing personal computer marketplace. This strategy creates the following risks involving the ability to successfully:

   . Consolidate the operations of previously unaffiliated businesses, all but one of which were unprofitable

   .  Combine the business cultures of diverse operations

   . Obtain adequate capital resources to complete acquisitions and provide working capital required for continuing operations

    Current strategy is to complete the consolidation and integration of previously acquired companies which will include reducing costs and improving productivity.


RESULTS OF OPERATIONS

   For the three months ended December 31, 1995 sales declined $22 million due to the closing of non profitable sales centers and competition. Subsequent to December 1994 the company closed numerous field sales offices, its domestic software distribution operation and sold its Singapore operation. Sales in ongoing business has declined also due to a significant vendors withdrawal from the U.S. market and competitive pressures.

   Cost of sales as a percentage of sales declined due to a continued effort to increase margins, a lower charge for inventory obsolescence and the closure of various unprofitable operations. The company continues to encounter heavy price competition throughout the market place.

   Selling general and administrative expenses increased in absolute dollars compared to the prior year due to the loss on sublease of a significant property of $3.7 million, the inclusion of the NCD acquisition beginning November 1994 and increased costs necessary to integrate the Robec and NCD acquisitions. Integration costs include training, travel and additional data processing costs to consolidate and upgrade systems.

   Interest expense decreased to $1.1 million reflecting lower interest rates on debt outstanding and the use of proceeds from the issue of stock to Computer 2000 to reduce debt.

   No income tax benefit was recorded on net operating losses due to net operating loss carryforwards from prior years.


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

LIQUIDITY OF CAPITAL RESOURCES

   During the quarter ended December 31, 1995, the Company has generated cash to meet its operating needs by borrowing against bank lines of credit. At December 31, 1995, the Company had $1,045,000 in cash.

and had borrowed approximately $63 million against its existing lines of credit. During the quarter ended December 31, 1995, the Company used $17 million of cash in operating activities, compared to the use of $27 million in the same quarter of the last year. The significant amount of cash used in operating activities resulted from operating losses and investment in working capital required to support daily business activity.

   In November 1994, AmeriQuest and Computer 2000 entered in to an agreement pursuant to which Computer 2000 agreed to invest approximately $50 million in AmeriQuest in exchange for a majority ownership interest in AmeriQuest. Under the agreement Computer 2000 initially loaned AmeriQuest $18 million. In August 1995, Computer 2000 exchanged the $18 million note and provided the Company with additional cash proceeds of approximately $31.2 million in exchange for the issuance by AmeriQuest of certain shares of AmeriQuest's preferred stock, convertible into common stock and warrants, all subject to adjustment for certain defined activities. Further, as consideration for Computer 2000's exchange of $18 million note and Computer 2000's additional investment of $31.2 million, AmeriQuest also granted to Computer 2000 certain pari passu rights with respect to other outstanding warrants, options and other rights to acquire shares of AmeriQuest's common stock that AmeriQuest has previously granted, or is obligated to grant in the future, to others. After the completion of the Computer 2000 equity investment, Computer 2000's ownership of the Company approximated 51 percent. Computer 2000 holds warrants allowing it to increase its ownership in the Company to approximately 59 percent. The Company used these proceeds to repay trade debt and borrowings under its line of credit agreements.

   November 13, 1995, AmeriQuest completed the acquisition of Robec, Inc. through a merger whereby Robec has become a wholly-owned subsidiary of AmeriQuest. In the merger, AmeriQuest issued 3,969,905 shares of common stock to Robec's shareholders and assumed options held by Robec's employees to purchase 301,978 shares of common stock. Under the terms of the original acquisition agreement, at the closing of the merger, certain principal stockholders of Robec were entitled to receive 2,583,010 additional shares of AmeriQuest common stock as partial consideration for shares of Robec common stock previously exchanged; however, AmeriQuest did not have sufficient authorized common stock to issue these additional share. In lieu of the issuance of these additional shares at the merger closing, the Robec principal shareholders were issued shares of AmeriQuest preferred stock convertible into 2,583,010 shares of AmeriQuest common stock upon the approval of AmeriQuest's shareholders and satisfaction by AmeriQuest of certain other conditions. The preferred stock carries a stock dividend at an initial rate of 15% per annum. The acceptance of the preferred stock in lieu of common shares represents an accommodation by the former principal shareholders of Robec, permitting the merger to go forward in advance of AmeriQuest stockholder approval of the conversion of the preferred stock into common stock and the increase in AmeriQuest's authorized common stock to a number of shares sufficient for the conversion to be accomplished.

   The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $66 million at December
31, 1995, and floor planning arrangements with lines of credit totaling $45 million. Available lines total 38 million at December 31, 1995. During the quarter the line of credit with U.S. banks were replaced with bank lines from four German-based banks at Libor based financing. The lines are guaranteed by Computer 2000 through June 30, 1996. Management expects that with Computer 2000's direct and indirect help current working arrangements will allow the Company to meet its obligations and capital needs as they arise through, 1996. If the Company is unsuccessful in extending current lines of credit management believes that equity capital will be obtainable to fund working capital needs.

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


                                 AMERIQUEST TECHNOLOGIES, INC.
                                 -----------------------------
                                         (Registrant)


Date: February 14, 1996          By: /s/  Mark C. Mulford
                                     ---------------------
                                     Mark C. Mulford
                                     Executive Officer and acting
                                     Chief Financial Officer