Form 10-K/A
period 1995-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1996-02-20
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

(Mark One)                  (AMENDMENT NO. 2)

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

  Exhibit Index is on page 31.                              Page 1 of 52 pages.

                                    PART I

FOREWORD

  This Annual Report on Form 10-K/A of AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest"), was prepared as of October 13, 1995 and reflects information as of June 30, 1995, the end of AmeriQuest's fiscal year,
(i) except as indicated otherwise herein and (ii) except for certain amendments to the Annual Report that have been made subsequent to October 13, 1995 primarily to correct certain numerical information contained in the Annual Report. No representation is made that the description of the Company's business or other information in the Annual Report is accurate as of the date of this amendment. This Annual Report will be furnished to AmeriQuest's stockholders pursuant to the requirements of Rule 14a-3(b) under the Securities Exchange Act of 1934, as amended.

  The information set forth herein is based on historical information. To the extent that this Annual Report includes forward-looking statements, such statements involve uncertainty and risk, and actual results could differ materially from those reflected in such forward-looking statements.

ITEM 1. BUSINESS.

THE COMPANY

  AmeriQuest maintains its principal executive offices at 3 Imperial Promenade, Santa Ana, California, and its telephone number is (714) 445-5000. AmeriQuest conducts its business through its subsidiaries.

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

                               ----------------

  AmeriQuest acquired 50.1% of Robec in September 1994. The Amended and Restated Agreement and Plan of Reorganization (the "Merger Agreement") between AmeriQuest, Robec and certain principal shareholders of Robec provides that AmeriQuest must issue additional shares upon the acquisition of the minority shares pursuant to a merger between Robec and a wholly-owned subsidiary of AmeriQuest, i.e. RI Acquisition, Inc. The shareholders of Robec approved the merger on September 27, 1995, and the merger was to close on or before September 29, 1995. However, due to the adjustment in merger consideration based on the comparative market values of Robec's common stock in relation to AmeriQuest Common Stock, the number of shares to be issued under the strict terms of the Merger Agreement exceeds 20% of the prior outstanding AmeriQuest Common Stock such that it may be necessary to secure the approval of AmeriQuest shareholders to comply with New York Stock Exchange requirements and possibly authorize an increase in authorized shares of AmeriQuest Common Stock before the merger can be consummated. The acquisition of Robec by AmeriQuest closed in November 1995, as more fully described in AmeriQuest's Current Report on Form 8-K dated November 13, 1995.

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

  The Company is in the process of negotiating the refinancing of its credit agreements. One of these credit lines was retired and replaced and guaranteed by Computer 2000 AG, as more fully described in AmeriQuest's Quarterly Report on Form 10-Q for the three-months ended December 31, 1995. Management believes that improvements in operating cash flows resulting from cost containment activities together with available borrowings on current credit agreements and the expected refinancing will allow the Company to meet its obligations and capital needs as they arise through June 30, 1996.

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

ROBEC

  AmeriQuest acquired 50.1% of Robec in September 1994. The Amended and Restated Agreement and Plan of Reorganization (the "Merger Agreement") between AmeriQuest, Robec and certain principal shareholders of Robec provides that AmeriQuest must issue additional shares upon the acquisition of the minority shares pursuant to a merger between Robec and a wholly-owned subsidiary of AmeriQuest, i.e. RI Acquisition, Inc. The shareholders of Robec approved the merger on September 27, 1995, and the merger was to close on or before September 29, 1995. However, due to the adjustment in merger consideration based on the comparative market values of Robec's common stock in relation to AmeriQuest Common Stock, the number of shares to be issued under the strict terms of the Merger Agreement exceeds 20% of the prior outstanding AmeriQuest Common Stock such that it may be necessary to secure the approval of AmeriQuest shareholders to comply with New York Stock Exchange requirements and possibly authorize an increase in authorized shares of AmeriQuest Common Stock before the merger can be consummated. The acquisition of Robec by AmeriQuest closed in November 1995, as more fully described in AmeriQuest's Current Report on Form 8-K dated November 13, 1995.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the current officers of AmeriQuest.

       NAME               AGE                     POSITION
       ----               ---                     --------
D. Stephen DeWindt........ 40 Chairman of the Board of Directors and Chief
                               Executive Officer
Mark C. Mulford........... 41 Director, President and Chief Operating Officer
Donald W. Resnick......... 52 Chief Financial Officer(1)
Dennis C. Fairchild....... 45 Chief Accounting Officer

--------

(1) After the date of this table, Mr. Resnick resigned as an officer of AmeriQuest in January 1996.

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

  D. Stephen DeWindt (age 40) was appointed to serve as a Director, Chairman of the Board of Directors and Chief Executive Officer of AmeriQuest in August 1995. Mr. DeWindt was appointed to serve in these positions in connection with a Purchase Agreement, dated as of August 7, 1995, between Computer 2000 AG, Computer 2000 Inc. and AmeriQuest (the "Computer 2000 Purchase Agreement"). Since October 1994, Mr. DeWindt has served as President and a Director of Computer 2000 Inc., the wholly-owned subsidiary of Computer 2000 AG which owns the greatest number of shares of AmeriQuest's voting capital stock. Computer 2000 AG is a German company engaged in distributing hardware, software and communications products for professional personal computers. From May 1992 to September 1995, Mr. DeWindt served as one of four Co-Presidents of Computer 2000 AG and the head of its Group Sales & Marketing, responsible for the geographic regions of Northern Europe, North America and the Middle East. From May 1984 to April 1992, Mr. DeWindt served as Director of worldwide sales for the reseller channel at Intel Corp., a manufacturer of semiconductors.

  Mark C. Mulford (age 41) was appointed to serve as a Director, President and Chief Operating Officer of AmeriQuest in August 1995 in connection with the Computer 2000 Purchase Agreement. From March 1995 to August 1995, Mr. Mulford served as a Director of Group Projects with Computer 2000 AG. From 1986 to March 1995, Mr. Mulford served with Frontline Distribution Ltd., Computer 2000 AG's largest foreign subsidiary, which conducts business in the United Kingdom, most recently as Managing Director.

  Donald W. Resnick (age 52) has served as Chief Financial Officer, Treasurer and Secretary of AmeriQuest since August 1995. From June 1995 to August 1995, Mr. Resnick was the President and Chief Operating Officer of AmeriQuest. From August 1994 to May 1995, Mr. Resnick was the Chief Operating Officer of NCD, a computer distributor that was acquired by AmeriQuest in August 1994. From June 1991 to July 1994, Mr. Resnick was engaged in various venture capital activities. From November 1977 to May 1991, Mr. Resnick was employed by Digital Equipment Corporation (a manufacturer of computers), most recently as its International Chief Financial Officer.

  Dennis C. Fairchild (age 45) has served as Chief Accounting Officer of AmeriQuest since June 1995 and Assistant Secretary since August 1995. From January 1994 to June 1995, Mr. Fairchild was the Chief Financial Officer of NCD. From April 1990 to January 1994, Mr. Fairchild was a partner in Coral Springs Connections, the owner of Southeast Frozen Foods (a food distributor), and served as Chief Financial Officer of Southeast Frozen Foods. Southeast Frozen Foods filed in January 1991 for protection under Chapter 11 of the Federal bankruptcy laws. Coral Springs Connections subsequently purchased Southeast Frozen Foods out of bankruptcy.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The following table sets forth the market prices for the shares of Common Stock of AmeriQuest. The prices reflect the high and low closing prices quoted on the New York Stock Exchange for each calendar quarter since December 31, 1993.

  AMERIQUEST

   1993                                                            HIGH    LOW
   ----                                                            -----  -----
   First Quarter.................................................. 3 3/8  2
   Second Quarter................................................. 3 5/8  2
   Third Quarter.................................................. 3 1/4  2
   Fourth Quarter................................................. 5 3/4  2 1/2
   1994
   ----
   First Quarter.................................................. 6      4 1/8
   Second Quarter................................................. 4 1/8  3
   Third Quarter.................................................. 4 1/4  3 1/8
   Fourth Quarter................................................. 4      2 5/8
   1995
   ----
   First Quarter.................................................. 3 1/4  2 1/2
   Second Quarter................................................. 3 1/4  1 3/4
   Third Quarter.................................................. 2 1/8  1 1/8

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the current directors and officers of AmeriQuest.

         NAME         AGE POSITION
         ----         --- --------
                          Chairman of the Board of Directors and Chief
 D. Stephen DeWindt..  40 Executive Officer
 Harry Krischik......  44 Co-Chairman of the Board of Directors
 Marc L. Werner......  38 Vice-Chairman of the Board of Directors
 Mark C. Mulford.....  41 Director, President and Chief Operating Officer
 Klaus J.M. Laufen...  52 Director(1)
 Holger Heims........  32 Director
 Harold L. Clark.....  59 Director
 Stephen G. Holmes...  49 Director(2)
 Donald W. Resnick...  52 Chief Financial Officer(3)
 Dennis C. Fairchild.  45 Chief Accounting Officer

--------

(1) After the date of this table, Mr. Laufen resigned as a director of AmeriQuest in December 1995.

(2) After the date of this table, Mr. Holmes resigned as an officer and director of AmeriQuest in January 1996.

(3) After the date of this table, Mr. Resnick resigned as an officer of AmeriQuest in January 1996.

  D. Stephen DeWindt (age 40) was appointed to serve as a Director, Chairman of the Board of Directors and Chief Executive Officer of AmeriQuest in August 1995. Mr. DeWindt was appointed to serve in these positions in connection with a Purchase Agreement, dated as of August 7, 1995, between Computer 2000 AG, Computer 2000 Inc. and AmeriQuest (the "Computer 2000 Purchase Agreement"). Since October 1994 Mr. DeWindt has served as President and a Director of Computer 2000 Inc., the wholly-owned subsidiary of C2000 AG which owns the greatest number of AmeriQuest's voting capital stock. Computer 2000 AG is a German company engaged in distributing hardware, software and communications products for professional personal computers. From May 1992 to September 1995, Mr. DeWindt served as one of four Co-Presidents of Computer 2000 AG and the head of its Group Sales & Marketing, responsible for the geographic regions of Northern Europe, North America and the Middle East. From May 1984 to April 1992, Mr. DeWindt served as Director of worldwide sales for the reseller channel at Intel Corp., a manufacturer of semiconductors.

  Dr. Harry Krischik (age 44) was appointed to serve as a Director and Co-Chairman of the Board of Directors of AmeriQuest in August 1995 in connection with the Computer 2000 Purchase Agreement. For more than the last five years, Dr. Krischik also has served as one of the Co-Presidents of Computer 2000 AG, with responsibility for the areas of logistics, electronic data processing and human resources and regional responsibility for North America, Southern Europe and Latin America.

  Marc L. Werner (age 38) has served as a Director of AmeriQuest since December 1993 and as Vice-Chairman of AmeriQuest since August 1995 and served as Chairman of the Board of Directors of AmeriQuest from December 1993 to August 1995. Since 1986, Mr. Werner also has been employed by the Werner Co. and currently serves as President and Director for Werner Financial, Inc. and various companies affiliated with the Werner Co. Since 1986, Mr. Werner also has served as a President and Director of Manufacturers Indemnity and Insurance Company of America (a company which underwrites insurance for the Werner Co.).

  Mark C. Mulford (age 41) was appointed to serve as a Director, President and Chief Operating Officer of AmeriQuest in August 1995 in connection with the Computer 2000 Purchase Agreement. From March 1995 to August 1995, Mr. Mulford served as a Director of Group Projects with Computer 2000 AG. From 1986 to March 1995, Mr. Mulford served with Frontline Distribution Ltd., Computer 2000 AG's largest foreign subsidiary, which conducts business in the United Kingdom, most recently as Managing Director.

  Klaus J. M. Laufen (age 52) was appointed to serve as Director of AmeriQuest in August 1995 in connection with the Computer 2000 Purchase Agreement. Mr. Laufen has served as one of the Co-Presidents of Computer 2000 for more than the last five years, with responsibility for the areas of finance, group investments and investor relations.

  Holger Heims (age 32) was appointed to serve as a Director, Vice President (Operational Controlling) and Assistant Secretary of AmeriQuest in August 1995 in connection with the Computer 2000 Purchase Agreement. Since October 1994, Mr. Heims has served as Vice President, Assistant Secretary and a Director of Computer 2000 Inc., and since October 1995, Mr. Heims has also served as Secretary and Treasurer of Computer 2000 Inc. From October 1991 to September 1995, Mr. Heims served with Computer 2000 AG as Director of Investments, Tax & Legal. From May 1989 to October 1991, Mr. Heims was a partner in the firm of Heims Tax Consultants.

  Dr. Harold L. Clark (age 59) has served as a Director of AmeriQuest since May 1994. Since August 1995, Dr. Clark has served as a Consultant to AmeriQuest. From January 1994 to August 1995, Dr. Clark was the President and Chief Executive Officer of AmeriQuest. From April 1993 to December 1993, Dr. Clark was the President and Chief Executive Officer of CDS Distribution, Inc., a wholly-owned subsidiary of AmeriQuest engaged in wholesale distribution of computer products. From February 1991 to December 1992, Dr. Clark served as President, Chief Operating Officer and a Director of Everex Systems, Inc. (a manufacturer of computer equipment). In 1993, subsequent to Dr. Clark's departure, Everex Systems, Inc. filed for protection under Chapter 11 of the Federal bankruptcy laws. A plan of reorganization for Everex Systems was confirmed by the U.S. Bankruptcy Court in 1994. From 1989 through 1991, Dr. Clark served as a computer industry consultant. From 1984 to 1989, Dr. Clark served as President of Ingram Micro, Inc. (a computer wholesale distributor).



  Stephen G. Holmes (age 49) joined AmeriQuest as its Chief Financial Officer, Secretary and Treasurer in January 1992, after serving as a general partner and a managing partner of Arthur Andersen & Co. from 1978 until 1992. Mr. Holmes was appointed to serve as a Director on March 4, 1994. Effective August 22, 1995 Mr. Holmes became a consultant to AmeriQuest. Mr. Holmes was educated at the University of Colorado and the University of Rochester, from which he received a B.S. degree, and is licensed to practice as a Certified Public Accountant in the State of California and other states.

  Donald W. Resnick (age 52) has served as Chief Financial Officer, Treasurer and Secretary of AmeriQuest since August 1995. From June 1995 to August 1995, Mr. Resnick was the President and Chief Operating Officer of AmeriQuest. From August 1994 to May 1995, Mr. Resnick was the Chief Operating Officer of NCD, a computer distributor that was acquired by AmeriQuest in August 1994. From June 1991 to July 1994, Mr. Resnick was engaged in various venture capital activities. From November 1977 to May 1991, Mr. Resnick was employed by Digital Equipment Corporation (a manufacturer of computers), most recently as its International Chief Financial Officer.

  Dennis C. Fairchild (age 45) has served as Chief Accounting Officer of AmeriQuest since June 1995 and Assistant Secretary since August 1995. From January 1994 to June 1995, Mr. Fairchild was the Chief Financial Officer of NCD. From April 1990 to January 1994, Mr. Fairchild was a partner in Coral Springs Connections, the owner of Southeast Frozen Foods (a food distributor), and served as Chief Financial Officer of Southeast Frozen Foods. Southeast Frozen Foods filed in January 1991 for protection under Chapter 11 of the Federal bankruptcy laws. Coral Springs Connections subsequently purchased Southeast Frozen Foods out of bankruptcy.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table provides information concerning the annual and long-term compensation of the Chief Executive Officer of AmeriQuest and each of the four other highest paid executive officers who served as such at the end of fiscal year 1995 and for two of the other highest paid executive officers who had left AmeriQuest prior to the end of fiscal year 1995 for services rendered to AmeriQuest and its subsidiaries in all capacities during the fiscal years 1995, 1994 and 1993 the ("Names Executive Officers").

  The Names Executive Officers named in the table below are no longer employees of AmeriQuest. For more information regarding the termination of their employment, please see "Certain Relationships and Related Transactions-- Severance Arrangements with Preceding Management" below. This table does not discuss the compensation of the current executive officers of AmeriQuest, who are identified under the caption "Directors and Executive Officers of the Registrant" above, because this table solely discloses information regarding compensation during fiscal years 1995, 1994 and 1993, the last three completed fiscal years. The compensation of the current executive officers of AmeriQuest will be disclosed, as may be required, in AmeriQuest's Annual Report on Form 10-K for the fiscal year to end September 30, 1996 and/or the proxy statement at the end of that period, as applicable.

                                                                       LONG-TERM
                                       ANNUAL COMPENSATION(1)         COMPENSATION
                                  ----------------------------------- ------------
                                                                      STOCK OPTION
                                                       OTHER ANNUAL      AWARDS        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR  SALARY      BONUS  COMPENSATION(3) (SHARES)(2)     COMPENSATION
---------------------------  ---- --------    ------- --------------- ------------    ------------
Harold L. Clark...........   1995 $214,117          0    $175,000(2)            0           0
 Chief Executive Officer     1994 $134,861(3)       0           0     250,000shs.(2)        0
                             1993 $ 18,000(3)       0           0               0           0
Stephen G. Holmes.........   1995 $155,769          0      43,750(2)            0           0
 Secretary/Treasurer         1994 $130,819          0           0     100,000shs.(2)        0
 Chief Financial Officer     1993 $100,000          0           0               0
Peter S.H. Grubstein......   1995 $162,500          0           0               0           0
 Senior Vice President       1994        0          0           0               0           0
                             1993        0          0           0               0           0
Howard B. Crystal.........   1995 $148,942          0           0     100,000shs.(2)        0
 Senior Vice President--     1994        0         00           0               0           0
  Marketing and Purchasing   1993        0                      0               0           0
Peter D. Lytle............   1995 $100,000          0           0               0           0
 Senior Vice President--     1994   56,140          0           0      40,000shs.(2)        0
  Operations                 1993        0          0           0               0           0
Irwin Bransky(4)..........   1995 $271,631          0           0               0           0
 Former President            1994        0          0           0               0           0
 and Chief Executive         1993        0          0           0               0           0
  Officer of Kenfil Inc.
Carol L. Miltner(5).......   1995 $184,560(5)       0           0               0           0
 Executive Vice              1994 $ 75,000    $28,125           0     100,000shs.(5)        0
 President--                 1993        0          0           0               0           0
  Sales and Marketing

-------
(1) In fiscal years 1995, 1994 and 1993, no executive officer received perquisites or other personal benefits, securities or property which exceeded the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(2) Stock awards were made during fiscal 1995 to Messrs. Clark and Holmes at $2.50 per share, with the par value being paid in cash and the balance represented by non-interest bearing Promissory Notes in the amounts of $498,000 and $124,500, respectively. The dollar value of the compensation appearing in the table is based on the difference of the closing sales price of AmeriQuest Common Stock on October 14, 1994 ($3 3/8) and the $2.50 purchase price per share. Stock options awarded in fiscal 1995 and 1994 were non-qualified stock options exercisable at $3.15 and $2.00 per share, respectively, and are subject to the approval of shareholders.
(3) Includes compensation received as a consultant in the applicable period in the amounts of $59,861 and $18,000, respectively.

(4) Irwin Bransky left AmeriQuest in March, 1995.
(5) Carol Miltner left AmeriQuest in March, 1995. A consulting fee of $75,000 was paid at that time to The Consulting Group, which is wholly-owned by Ms. Miltner, and the options subject to her Employment Agreement were deemed to be fully vested, exercisable at $2.00 per share.

OPTION GRANTS

  The following table provides, as to the Chief Executive Officer and each of the four other highest paid executive officers who served as such at the end of fiscal year 1995 and for two of the other highest paid executive officers who had left AmeriQuest prior to the end of fiscal year 1995, information concerning individual grants of stock options made during fiscal year 1995.

                                      % OF TOTAL                                     POTENTIAL REALIZABLE VALUE
                           NO. OF      OPTIONS                 MARKET                 AT ASSUMED ANNUAL RATES
                         SECURITIES   GRANTED TO              PRICE ON                 OF STOCK APPRECIATION
                         UNDERLYING   EMPLOYEES   EXERCISE     DATE OF                 FOR OPTION TERM(3)(4)
                          OPTIONS     IN FISCAL     PRICE       GRANT    EXPIRATION ----------------------------
NAME                      GRANTED     YEAR 1995  (PER SHARE) (PER SHARE)    DATE       0%       5%        10%
----                     ----------   ---------- ----------- ----------- ---------- -------- --------- ---------
Harold L. Clark (1).....        0           0       $   0       $   0          --    $     0  $      0  $      0
Stephen G. Holmes (1)...        0           0       $   0       $   0          --    $     0  $      0  $      0
Peter S.H. Grubstein....        0           0       $   0       $   0          --    $     0  $      0  $      0
Howard B. Crystal.......  100,000(2)     62.5%      $3.15       $3.75    7/14/2000   $60,000  $187,536  $349,335
Peter D. Lytle..........        0           0       $   0       $   0          --    $     0  $      0  $      0
Irwin Bransky...........        0           0       $   0       $   0          --    $     0  $      0  $      0
Carol L. Miltner........        0           0       $   0       $   0          --    $     0  $      0  $      0

--------
(1) Stock awards were made during fiscal 1995 to Messrs. Clark and Holmes at $2.50 per share, with the par value being paid in cash and the balance represented by non-interest bearing Promissory Notes in the amounts of $498,000 and $124,500, respectively. The Notes are due September 30, 1996.

(2) The option granted is a non-qualified stock option which vests in 25% increments every 14 months, with the first 25% scheduled to vest on September 14, 1995. Mr. Crystal's employment terminated in September 1995, and he received a severance payment equal to ten months salary in the amount of $125,000. Additionally, the option earlier granted was deemed to be fully vested, exercisable at $3.15 per share, but must be exercised within 90 days after the execution of the severance agreement.

(3) The potential realizable values shown in these columns illustrate the results of hypothetical annual rates of appreciation compounded annually from the date of grant until the end of the option term, assuming an initial investment equal to the aggregate exercisable price shown for the option grant. These amounts are reported net of the option exercise price (which may be paid by delivery of already-owned shares of Common Stock), but before any taxes associated with the exercise or subsequent sale of the underlying shares.

(4) The dollar amounts in these columns are based on the hypothetical annual rates of appreciation noted and are therefore not intended to forecast possible future appreciation, if any, of the price of AmeriQuest's Common Stock. Alternative formulas for determining potential realizable value have not been utilized because AmeriQuest is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. There can be no assurance that the dollar amounts reflected in these columns will be achieved. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions, as well as the executive officer's continued employment through the vesting period.

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

                                     NUMBER OF           VALUE OF UNEXERCISED
                                UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT
                                 AT JUNE 30, 1995          JUNE 30, 1995(1)
                             ------------------------- -------------------------
NAME                         EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                         ----------- ------------- ----------- -------------
Harold L. Clark.............    62,500   187,500 shs.    $    0         $ 0
Stephen G. Holmes...........    35,000    75,000 shs.     5,000           0
Peter S.H. Grubstein........         0              0         0           0
Howard B. Crystal...........         0    100,000 shs         0           0
Peter D. Lytle..............    40,000              0         0           0
Irwin Bransky...............         0              0         0           0
Carol L. Miltner............   100,000              0         0           0

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Since the beginning of fiscal year 1995 until August 21, 1995, the Compensation Committee consisted of Marc L. Werner, Terren S. Peizer and William N. Silvis, and since August 22, 1995, the Compensation Committee has consisted of D. Stephen DeWindt, Dr. Harry Krischik and Marc L. Werner. Mr. Werner is the President and a Director of Manufacturers Indemnity and Insurance Company of America; and Mr. Peizer is an affiliate of Wendover Financial Company, each of which is a stockholder of AmeriQuest.

  On October 14, 1994, Manufacturers Indemnity and Insurance Company of America paid $456,000 for(i) 190,000 shares of AmeriQuest Common Stock and
(ii) a warrant to acquire an additional 190,000 shares of AmeriQuest Common Stock, initially exercisable at $3.50 per share and subsequently adjusted to $1.75 per share. Manufacturers Indemnity and Insurance Company of America's purchase was part of a private placement in October, 1994 to a larger group of investors that provided funds necessary for AmeriQuest to acquire NCD. Also, on October 14, 1994, Manufacturers Indemnity and Insurance Company of America acquired 200,000 shares of AmeriQuest Common Stock in consideration of a promise to pay $2.50 per share.

  On October 14, 1994, Wendover Financial Company ("Wendover") paid $240,000 for (i) 100,000 shares of AmeriQuest Common Stock and (ii) a warrant to acquire an additional 100,000 shares of AmeriQuest Common Stock, initially exercisable at $3.50 per share and subsequently adjusted to $1.75 per share. Wendover's purchase was part of a private placement in October, 1994 to a larger group of investors that provided funds necessary for AmeriQuest to acquire NCD.

  In May 1995, Manufacturers Indemnity and Insurance Company of America paid $1,190,000 for (i) 680,000 shares of AmeriQuest Common Stock and (ii) warrants to acquire an additional 1,360,000 shares of AmeriQuest Common Stock, exercisable at $1.05 per share. Manufacturers Indemnity and Insurance Company of America's purchase was part of a private placement in June, 1995 to a larger group of investors that provided funds necessary for AmeriQuest to meet working capital requirements occasioned by AmeriQuest being under collateralized on its obligation to IBM Credit Corporation.

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

  In October 1994, AmeriQuest granted to William N. Silvis a stock option exercisable for 15,000 shares of AmeriQuest Common Stock at $3.375 per share and vesting over a three-year period. In July 1995, AmeriQuest canceled this stock option and, in lieu thereof, granted to Mr. Silvis 15,000 fully-paid shares of Common Stock in consideration of prior services rendered by Mr. Silvis to AmeriQuest. At the time AmeriQuest granted this stock option and issued these shares of Common Stock, Mr. Silvis was a Director of AmeriQuest and a member of the Compensation Committee.

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

                                 BENEFICIAL OWNERSHIP AS OF SEPTEMBER 15, 1995
                                 -----------------------------------------------
                                    NUMBER OF SHARES
                                 ----------------------
                                 PREFERRED     COMMON       PERCENT OF CLASS(13)
                                 ---------    ---------     --------------------
NAME AND ADDRESS OF BENEFICIAL
 OWNER
Computer 2000 Inc.(4)..........    810,811(1)                      100.00%
 3 Imperial Promenade, Ste. 300  1,785,714(1)                      100.00%
 Santa Ana, California 92707                    532,000              2.19%
Computer 2000 AG...............    810,811(1)                      100.00%
 Wolfratshauser Strasse 84       1,785,714(1)                      100.00%
 81379 Munchen, Germany                         532,000              2.19%
Manufacturers Indemnity and In-
 surance Company of America....               3,305,273             12.71%
 5775 Flatiron Parkway, Ste 205
 Boulder, Co 80301
DIRECTORS AND OFFICERS (11)(12)
D. Stephen DeWindt.............        -0-          -0-               -0-
Harry Krischik.................    810,811(1)                      100.00%
                                 1,785,714(1)                      100.00%
                                                532,000(1)           2.19%
Klaus J.M. Laufen..............    810,811(1)                      100.00%
                                 1,785,714(1)                      100.00%
                                                532,000(1)           2.19%
Marc L. Werner.................               3,385,273(2)          13.02%
Mark Mulford...................                       0(1)              0
Holger Heims...................                       0(1)              0
Donald W. Resnick..............                 150,000(3)              *
Harold L. Clark................                 450,000(4)           1.83%
Stephen G. Holmes..............                 160,000(5)              *
Peter S. H. Grubstein..........                 644,326(6)           2.63%
Howard B. Crystal..............                 100,000(7)              *
Peter D. Lytle.................                  40,000(8)              *
Irwin Bransky..................                 390,579              1.61%
Carol L. Miltner...............                 105,000(9)              *
All officers and directors as a
 group (15 persons)............    810,811                            100%
                                 1,785,714                            100%
                                              5,826,609(10)         21.62%

--------

 (1) On August 22, 1995, Computer 2000 acquired 810,811 shares of AmeriQuest Series A Preferred Stock and 1,785,714 shares of AmeriQuest Series B Preferred Stock. Each such share of Series A and Series B Preferred Stock is convertible into ten (10) shares of AmeriQuest Common Stock once shareholders increase the number of shares of AmeriQuest Common Stock authorized for issuance. The Series A and Series B Preferred Stock are entitled to one vote for each share of underlying Common Stock and vote as a single class with the AmeriQuest Common Stock, such that Computer 2000 presently holds approximately 52.7% of the outstanding voting power attributable to all classes voting as a single class of Common Stock (which includes 532,000 of AmeriQuest Common Stock also held by Computer
     2000). Additionally, as outlined under "Item 1. Business--Recent Developments," Computer 2000 has options and warrants to acquire additional shares which could ultimately increase its voting power to approximately 62% of all classes voting as a single class of Common Stock. Messrs. Harry Krischik and Klaus J.M. Laufen each have shared voting power over the shares held by Computer 2000 as each is also a Director of Computer 2000, and collectively could control any vote where there is only a total of three directors for Computer 2000. Messrs. Krischik and Laufen each disclaims beneficial ownership of all shares of AmeriQuest held by Computer 2000 Inc. Additionally, it should be noted that Messrs. Steve DeWindt, Mark Mulford and Holger Heims are nominees of Computer 2000.

 (2) The Board of Directors of Manufacturing Indemnity and Insurance Company of America is vested with the voting and investment powers relating to the shares of AmeriQuest's Common Stock held by Manufacturers Indemnity and Insurance Company of America. Mr. Marc L. Werner, as a Director of Manufacturers Indemnity and Insurance Company of America, may be deemed to have shared voting and investment powers over the 1,605,273 shares of AmeriQuest Common Stock held by Manufacturers Indemnity and Insurance Company of America. In addition, Manufacturers Indemnity and Insurance Company of America holds a four-year warrant to purchase 190,000 shares of Common Stock at $3.50 per share from May 14, 1995 to November 14, 1998. The exercise price of the warrant was adjusted downward to $1.75 per share because of the right of such purchasers to adjust the warrant exercise price to the same price as other investors acquire shares between November 14, 1994 and May 14, 1995 and another subsequent adjustment by the Board of Directors in August, 1995. The conversion price to Computer 2000 of its $18 million loan is deemed by AmeriQuest to constitute such a "sale." In addition, Manufacturers Indemnity and Insurance Company of America holds a three-year warrant to purchase 1,360,000 shares of Common Stock at $1.05 per share thru June 30, 1998 and a five-year option to purchase 150,000 shares of Common Stock at $4.50 thru March 3, 1999.
 (3) Includes 150,000 shares subject to stock options currently exercisable at $1.50 per share.
 (4) Includes 200,000 shares issued to Mr. Clark on October 14, 1994 for which Mr. Clark paid $2,000 in cash and tendered to AmeriQuest a one-year Promissory Note in the amount of $498,000. The balance of the shares are subject to currently exercisable stock options, exercisable at $1.00 per share.
 (5) Includes 50,000 shares issued to Mr. Holmes on October 14, 1994 for which Mr. Holmes paid $500 in cash and tendered to AmeriQuest a one-year Promissory Note in the amount of $124,500. The balance of the shares are subject to currently exercisable stock options, exercisable at $1.00 per share.

 (6) The number of shares listed for Mr. Grubstein includes 191,731 shares of AmeriQuest Common Stock issuable in consequence of the assumption by AmeriQuest of Kenfil's obligation under a Warrant originally issued to Corporate Efficiency Consulting, L.P., a New Jersey limited partnership ("CEC") for 315,000 shares of Kenfil Common Stock.
 (7) Includes 100,000 shares subject to stock options currently exercisable at $3.15 per share.
 (8) Includes 40,000 shares subject to stock options currently exercisable at $2.00 per share.
 (9) Includes 100,000 shares subject to stock options currently exercisable at $2.00 per share.

(10) Includes 2,641,731 shares subject to stock options and warrants currently vested and issuable upon exercise of such options and warrants.
(11) The address for the executive officers and directors and proposed directors is: 3 Imperial Promenade, Ste. 300, Santa Ana, California 92707.
(12) Each executive officer and director has sole voting and investment power with respect to the shares listed, unless otherwise indicated.

(13) For purposes of determining the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares held by a person or group is divided by the sum of the number of shares of AmeriQuest's securities outstanding on September 15, 1995 (810,811 shares of Series A Preferred Stock; 1,785,714 shares of Series B Preferred Stock; and 24,303,572 shares of Common Stock) plus the number of shares of Common Stock subject to outstanding stock options and warrants exercisable currently or within 60 days of September 15, 1995 by such person or group, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. Percentages of less than 1% are represented by an asterisk.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  During the fiscal year ended June 30, 1993 AmeriQuest granted options to each of Messrs. Walker and Silvis to purchase 5,000 shares of AmeriQuest's Common Stock at $1.50 per share. Such options were originally due to vest over a three-year period; however, on December 3, 1993 the Board resolved that such options should immediately vest, and be increased to 20,000 shares, resulting in an average exercise price of $1.875 per share. Mr. Silvis exercised his option in full, but Mr. Walker did not exercise his option. On October 14, 1994, the Board resolved to grant Messrs. Walker and Silvis additional three-year options relating to 15,000 shares each, exercisable at $3.375 per share. The proposal to adjust the stock options arrangements in favor of Messrs. Walker and Silvis and the grant of new options was proposed by new directors without regard to any compensation that might be paid to others pursuant to recommendation of the Compensation Committee. Additionally, on July 28, 1995, the Board resolved to cancel the options outstanding in favor of Messrs. Walker and Silvis in the respective amounts of 35,000 and 15,000 shares, respectively, and granted to such individuals fully-paid shares in such amounts in recognition of their long-standing service to AmeriQuest.

  On October 14, 1994, AmeriQuest sold to Harold L. Clark and Stephen G. Holmes 200,000 shares and 50,000 shares of Common Stock, respectively at $2.50 per share. The purchase price at which AmeriQuest sold these shares was $0.10 per share greater than the purchase price at which AmeriQuest sold promissory notes convertible into shares in a private placement completed in October 1994. Dr. Clark paid $2,000 and tendered a non-interest bearing promissory note for the balance of $498,000. Mr. Holmes paid $500 and tendered a non-interest bearing promissory note for the balance of $124,500. The promissory notes are secured by the shares purchased. The promissory notes were originally due in October 1995, but, in July 1995, AmeriQuest extended the due date until September 1996. At the time, Dr. Clark was the Chief Executive Officer of AmeriQuest and Mr. Holmes was the Chief Financial Officer of AmeriQuest.

  On October 14, 1994, Manufacturers Indemnity and Insurance Company of America paid $456,000 for (i) 190,000 shares of AmeriQuest Common Stock and
(ii) a warrant to acquire an additional 190,000 shares of AmeriQuest Common Stock, initially exercisable at $3.50 per share and subsequently adjusted to $1.75 per share. Manufacturers Indemnity and Insurance Company of America's purchase was part of a private placement in October, 1994 to a larger group of investors that provided funds necessary for AmeriQuest to acquire NCD. Also, on October 14, 1994, Manufacturers Indemnity and Insurance Company of America acquired 200,000 shares of AmeriQuest Common Stock in consideration of a promise to pay $2.50 per share.

  On October 14, 1994, Wendover Financial Company ("Wendover") paid $240,000 for (i) 100,000 shares of AmeriQuest Common Stock and (ii) a warrant to acquire an additional 100,000 shares of AmeriQuest Common Stock, initially exercisable at $3.50 per share and subsequently adjusted to $1.75 per share. Wendover's purchase was part of a private placement in October, 1994 to a larger group of investors that provided funds necessary for AmeriQuest to acquire NCD.

  In May 1995, Manufacturers Indemnity and Insurance Company of America paid $1,190,000 for (i) 680,000 shares of AmeriQuest Common Stock and (ii) warrants to acquire an additional 1,360,000 shares of AmeriQuest Common Stock, exercisable at $1.05 per share. Manufacturers Indemnity and Insurance Company of America's purchase was part of a private placement in June, 1995 to a larger group of investors that provided funds necessary for AmeriQuest to meet working capital requirements occasioned by AmeriQuest being under collateralized on its obligation to IBM Credit Corporation.

  For a description of the transaction pursuant to which Computer 2000 AG became a greater than 5% stockholder, see "Item 1. Business--Recent Developments" above.

SEVERANCE ARRANGEMENTS WITH PRECEDING MANAGEMENT

  On July 28, 1995, the Board of Directors resolved to accede to the demands of Mr. Gregory A. White in connection with his severance of service from AmeriQuest. The Separation Agreement between AmeriQuest and Mr. White provides for (i) a lump-sum payment of $500,000 within three (3) business days following the closing of the Purchase Agreement (together with normal salary until so paid), (ii) to continue health insurance coverage for Mr. White and his dependents for a period of up to two years through July 11, 1997, (iii) his option for 375,000 shares was deemed vested and exercisable for a period of twenty-four months from the effective date of the Separation Agreement, and
(iv) AmeriQuest will allow Mr. White to retain $155,000 he took as an interest-free loan, which shall be due and payable as soon as the market price for AmeriQuest's Common Stock reaches $3.50 for a 20-day (consecutive) period, provided there is then an effective registration statement available which would allow Mr. White to sell the shares underlying his options upon exercise thereof. AmeriQuest also forgave the outstanding loan it made to Mr. White to assist him in relocating his family from Florida to California, in the amount of $75,000.

  On July 28, 1995, the Board of Directors, in recognition of indications that Computer 2000 intended to replace Messrs. Clark and Holmes, resolved that AmeriQuest should honor the terms of their severance pay concurrent with the closing of the Computer 2000 Purchase Agreement, without compromise. However, those provisions were mutually agreed to be compromised, based upon certain oral understandings, and are protested. The final terms were more favorable to AmeriQuest than those strictly provided for in the agreements, in that a substantial portion of the cash obligation was handled by repricing outstanding options, and certain other concessions.

  The severance arrangement with Mr. Clark provided for the payment of $270,000 cash as a consulting retainer and $20,000 for accrued vacation. Additionally, the exercise price of Mr. Clark's 250,000 stock options was repriced from $2.00 per share to $1.00 per share.

  The severance arrangement with Mr. Holmes provided for cash payments totaling $171,539, comprised of $160,000 severance (of which $60,000 remains to be paid on January 1, 1996) and $11,539 for accrued vacation. AmeriQuest also agreed to pay Mr. Holmes $12,500 per month for loan consulting services. Additionally, the exercise price of Mr. Holmes' 100,000 stock options was repriced from $2.00 per share to $1.00 per share.

  Peter Lytle's employment by AmeriQuest terminated in September 1995. Prior to such termination, Mr. Lytle had been Senior Vice President-Operations of AmeriQuest. Additionally, prior to such termination, in December 1993, AmeriQuest had granted to Mr. Lytle a non-qualified stock option exercisable for 40,000 shares of Common Stock at $2.00 per share, expiring six years from the date of grant, subject to earlier termination upon termination of employment. This option vested in 25% increments every 14 months. Pursuant to the Employment Agreement, dated as of December 3, 1993, between Mr. Lytle and AmeriQuest, Mr. Lytle was entitled in the event of the termination of his employment other than for "cause" to severance pay in an amount equal to one year of his base salary and, in such event, his stock options would be deemed fully vested. Pursuant to the Severance Agreement, dated September 19, 1995, between Mr. Lytle and AmeriQuest, (i) AmeriQuest paid Mr. Lytle approximately $110,500 and (ii) Mr. Lytle's stock option described above was deemed fully vested and exercisable only during the 90 day period following the date of his termination of employment.

  Howard Crystal's employment by AmeriQuest terminated in September 1995. Prior to such termination, Mr. Crystal had been Senior Vice President-Marketing and Purchasing of AmeriQuest. Additionally, prior to such termination, in July 1994, AmeriQuest had granted to Mr. Crystal a non-qualified stock option exercisable for 100,000 shares of Common Stock at $3.15 per share, expiring six years from the date of grant, subject to earlier termination upon termination of employment. This option vested in 25% increments every 14 months. Pursuant to the Employment Agreement, dated as of July 14, 1994, between Mr. Crystal and AmeriQuest, Mr. Crystal was entitled in the event of the termination of his employment other than for "cause" to severance pay in an amount equal to one year of his base salary and, in such event, his stock options would be deemed fully vested. Pursuant to the Severance Agreement, dated September 19, 1995, between Mr. Crystal and AmeriQuest, (i) AmeriQuest paid Mr. Crystal $125,000 and (ii) Mr. Crystal's option described above was deemed fully vested and exercisable only during the 90 day period following the date of his termination of employment.

  Carol Miltner's employment by AmeriQuest terminated in March 1995. Prior to such termination, Ms. Miltner had been Executive Vice President-Sales and Marketing of AmeriQuest. Additionally, prior to such termination, in December 1993, AmeriQuest had granted to Ms. Miltner a non-qualified stock option exercisable for 100,000 shares of Common Stock at $2.00 per share, expiring six years from the date of grant, subject to earlier termination upon termination of employment. This option vested in 25% increments every 14 months. Pursuant to the Employment Agreement, dated as of December 3, 1993, between Ms. Miltner and AmeriQuest, Ms. Miltner was entitled in the event of the termination of her employment other than for "cause" to severance pay in an amount equal to two years of her base salary and, in such event, her stock options would be deemed fully vested. Pursuant to the Severance Agreement, dated March 21, 1995, between Ms. Miltner and AmeriQuest, (i) AmeriQuest paid Ms. Miltner $10, (ii) AmeriQuest paid The Consulting Group, which is wholly-owned by Ms. Miltner, $75,000 for services rendered in 1995 and (iii) Ms. Miltner's stock option described above was deemed fully vested and exercisable only during the one year period following the date of her termination of employment.

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

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 2 TO ITS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SANTA ANA, STATE OF CALIFORNIA, ON THE 14TH DAY OF FEBRUARY, 1996.

                                          AmeriQuest Technologies, Inc.

                                                /s/ D. Stephen DeWindt
                                          By: _________________________________

                                                 D. STEPHEN DEWINDT
                                                 CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

                                        Chairman of the
     /s/ D. Stephen DeWindt              Board, Chief            February 14,
-------------------------------------    Executive Officer        1996
                                         and Director
       D. STEPHEN DEWINDT                (Principal
                                         Executive Officer)


      /s/ Mark C. Mulford               President, Chief         February 14,
-------------------------------------    Operating Officer,       1996
                                         Interim Chief
        MARK C. MULFORD*                 Financial Officer
                                         and Director
                                         (Principal
                                         Financial and
                                         Accounting Officer)


        /s/ Holger Heims                Secretary and            February 14,
-------------------------------------    Director                 1996
         HOLGER HEIMS*


       /s/ Dr. Harry Krischik           Co-Chairman of the
-------------------------------------    Board                   February 14,
                                                                  1996
      DR. HARRY KRISCHIK*


         /s/ Marc L. Werner             Vice Chairman of the
-------------------------------------    Board                   February 14,
        MARC L. WERNER*

              SIGNATURE                         TITLE                DATE

         /s/ Harold L. Clark            Director
-------------------------------------                            February 14,
                                                                  1996
        HAROLD L. CLARK*

                                        Director
     /s/ Robert H. Beckett                                       February   ,
-------------------------------------                             1996
       ROBERT H. BECKETT


     /s/ D. Stephen DeWindt
-------------------------------------

      D. STEPHEN DEWINDT*,
          ATTORNEY-IN-FACT

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

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,     JUNE 30,
                                                         1995         1994
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
                       ASSETS
CURRENT ASSETS
  Cash............................................... $       970  $     3,200
  Accounts receivable, less allowances for doubtful
       accounts
       of $9,572 and $477 as of June 30, 1995 and
       1994, respectively............................      56,342       24,708
  Inventories........................................      49,101       24,165
  Other current assets...............................       1,362        1,627
                                                      -----------  -----------
    Total current assets.............................     107,775       53,700
                                                      -----------  -----------
PROPERTY AND EQUIPMENT, NET..........................       6,649        4,078
INTANGIBLE ASSETS, NET...............................      10,411        6,490
OTHER ASSETS.........................................       3,173          877
                                                      -----------  -----------
                                                      $   128,008  $    65,145
                                                      ===========  ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable...................................    $ 42,023  $    23,408
  Notes payable......................................      72,945       23,059
  Other current liabilities..........................      14,234        2,361
                                                      -----------  -----------
    Total current liabilities........................     129,202       48,828
                                                      -----------  -----------
SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS...........         --         3,175
LONG TERM OBLIGATIONS................................       6,515          267
SUBORDINATED NOTES PAYABLE...........................      18,000          --
COMMITMENTS AND CONTINGENCIES........................
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized
       5,000,000 shares; no shares issued and
       outstanding...................................         --           --
  Common stock, $.01 par value; authorized 30,000,000
       shares; issued and outstanding, 22,966,711 and
       9,857,779 shares, as of June 30, 1995 and
       1994, respectively............................         230           99
  Additional paid-in capital.........................      56,196       27,345
  Accumulated deficit................................     (82,135)     (14,569)
                                                      -----------  -----------
    Total stockholders' equity (deficit).............     (25,709)      12,875
                                                      -----------  -----------
                                                      $   128,008  $    65,145
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