Form 10-Q
period 1996-03-31
AMERIQUEST TECHNOLOGIES INC
filed 1996-05-14
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 From _______________ to _______________


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

  Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days. Yes X No

  At May 14, 1996 there were 61,586,902 shares of the Registrant's Common Stock outstanding.

                         PART I. FINANCIAL INFORMATION

                         AMERIQUEST TECHNOLOGIES, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1996

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

  On September 30, 1995, the Company changed its fiscal year end from June 30 to September 30. Due to the change in fiscal year end, it may also be useful to read the 10-Q for the transition period from June 30, 1995 to September 30, 1995.

                         AMERIQUEST TECHNOLOGIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                       MARCH 31,  SEPTEMBER 30,
                                                         1996         1995
                                                       ---------  -------------
                                                       (DOLLARS IN THOUSANDS)
                        ASSETS
CURRENT ASSETS
  Cash................................................ $   1,734    $    210
  Accounts receivable, less allowance for doubtful
   accounts of $8,188 and $7,786 as of March 31, 1996
   and September 30, 1995 respectively................    53,185      51,013
  Inventories.........................................    50,105      42,335
  Other current assets................................     1,878         975
                                                       ---------    --------
    Total current assets..............................   106,902      94,533
PROPERTY AND EQUIPMENT, NET...........................     6,610       7,527
INTANGIBLE ASSETS, NET................................    10,037      10,536
Other assets..........................................     2,675       2,359
                                                       ---------    --------
                                                       $ 126,224    $114,955
                                                       =========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.................................... $  35,227    $ 36,216
  Notes payable.......................................    72,258      45,244
  Other current liabilities...........................     7,660       9,244
                                                       ---------    --------
    Total current liabilities.........................   115,145      90,704
                                                       ---------    --------
LONG-TERM OBLIGATIONS.................................     2,916       6,686
                                                       ---------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000
 shares; issued and outstanding 2,923,604 shares
 as of March 31, 1996 and 2,596,525 shares
 as of September 30, 1995.............................        29          26
Common stock, $0.1 par value; authorized 200,000,000
 shares; issued and outstanding 28,448,545 and
 23,896,140 shares as of March 31, 1996, and September
 30, 1995.............................................       284         239
Additional paid-in capital............................   110,994     106,476
Accumulated deficit...................................  (103,144)    (89,176)
                                                       ---------    --------
    Total stockholders' equity........................     8,163      17,565
                                                       ---------    --------
                                                       $ 126,224    $114,955
                                                       =========    ========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                      MARCH 31,               MARCH 31,
                                ----------------------  ----------------------
                                   1996        1995        1996        1995
                                ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
Net sales...................... $  108,499  $  132,659  $  209,970  $  256,188
Cost of sales..................    101,746     123,573     195,534     240,625
                                ----------  ----------  ----------  ----------
  Gross Profit.................      6,753       9,086      14,436      15,563
Operating expenses
  Selling, general and
   administrative..............     11,221      10,514      22,339      20,110
  Lease termination costs......        --          --        3,700         --
                                ----------  ----------  ----------  ----------
  Loss from operations.........     (4,468)     (1,428)    (11,603)     (4,547)
  Interest expense.............      1,246       1,846       2,365       3,783
                                ----------  ----------  ----------  ----------
Net Loss....................... $   (5,714) $   (3,274) $  (13,968) $   (8,330)
                                ==========  ==========  ==========  ==========
Net loss per common share and
 common stock equivalent....... $    (0.20) $    (0.16) $    (0.52) $    (0.41)
                                ==========  ==========  ==========  ==========
Weighted average shares........ 28,124,369  19,834,322  27,025,959  20,403,584
                                ==========  ==========  ==========  ==========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
Cash Flow from Operating Activities
Net loss................................................... $(13,968) $ (8,330)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization............................    1,501     1,898
  Provision for losses on accounts receivable..............      940     2,081
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable.............   (3,112)      409
    (Increase) decrease in inventories and other...........   (7,770)    3,703
    (Increase) decrease in other assets....................   (1,219)     (678)
    Increase (decrease) in accounts payable and other......   (2,017)  (25,147)
                                                            --------  --------
Net cash used in operating activities......................  (25,645)  (26,064)
                                                            --------  --------
Cash Flow from Investing Activities
  Purchases of property and equipment......................      (85)   (1,605)
  Net cash paid for acquisition of businesses, net of cash
   acquired................................................      --     (2,275)
                                                            --------  --------
Net cash used in investing activities......................      (85)   (3,880)
                                                            --------  --------
Cash Flow from Financing Activities
  Proceeds from line of credit borrowings, net.............   27,014     7,374
  Proceeds from subordinated debt, less refundings.........      --     18,000
  Proceeds from sale of preferred and common stock.........      240     3,617
                                                            --------  --------
Net cash provided by financing activities..................   27,254    28,991
                                                            --------  --------
Increase (Decrease) in cash................................    1,524      (953)
Cash--beginning of the year................................      210     1,378
                                                            --------  --------
Cash--end of the year...................................... $  1,734  $    425
                                                            ========  ========
Supplemental Disclosures of Cash Flow Information
  Interest on line of credit:
         During the six months ended March 31, 1996 and 1995, the Company paid interest costs of $2,134,000 and $3,284,000 respectively.
  Income taxes:
         During the six months ended March 31, 1996 and 1995, the Company made no federal income tax payments.

                         AMERIQUEST TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                        SIX MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                         PREFERRED STOCK    COMMON STOCK    ADDITIONAL
                         ---------------- -----------------  PAID-IN   ACCUMULATED
                          SHARES   AMOUNT   SHARES   AMOUNT  CAPITAL    (DEFICIT)
                         --------- ------ ---------- ------ ---------- -----------
                               (DOLLARS IN THOUSANDS)
BALANCES AT SEPTEMBER
 30, 1995............... 2,596,525  $26   23,896,140  $239   $106,476   $ (89,176)
Exercise of employee
 stock options..........                      82,500                3
Preferred stock issued
 for acquisitions.......    25,830                              1,603
Common stock issued
 for acquisitions.......                   3,969,905    40      2,375
Proceeds from issuance
 of preferred stock.....   301,249    3                           232
Common stock issued to
 settle lawsuit.........                     500,000     5        305
Net (loss) for the six
 months ended March 31,
 1996...................       --    --          --    --         --      (13,968)
                         ---------  ---   ----------  ----   --------   ---------
BALANCES AT MARCH 31,
 1996................... 2,923,604  $29   28,448,545  $284   $110,994   $(103,144)
                         =========  ===   ==========  ====   ========   =========

                         AMERIQUEST TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                MARCH 31, 1996

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

(3) FISCAL PERIODS

  The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to September 30 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to December 30, March 31, June 30 and September 30. For clarity of presentation, the Company has described year-ends and presented as if the years ended on September 30 and quarter-ends presented as if the quarters ended on December 30, March 31, and June 30. The 1994 and 1995 fiscal years are 52 weeks, while the quarters presented are 13 weeks in duration.

  The Company changed its fiscal year end to September 30 on September 30, 1995. The attached Financial Statements do not include the operations from July 1, 1995 through September 30, 1995.

(4) ACQUISITIONS

  During November 1995, the Company issued 25,830.1 shares of Series G Preferred Stock (convertible into 2,583,011 shares of Common Stock) and 3,969,905 shares of Common Stock to acquire the 49 percent of Robec, Inc. Common Stock not already owned by the Company and to complete the Robec Merger. The Company had previously recorded this consideration as an obligation in its consolidated financial statements.

(5) COMMON STOCK

  During November 1995, the Company issued 25,830.1 shares of Series G Preferred Stock (convertible into 2,583,011 shares of Common Stock) and 3,969,905 shares of Common Stock to complete its acquisition of Robec, Inc. In February 1996, the Company issued 301,249 shares of Preferred Stock (convertible into 4,556,110 shares of Common Stock) to Computer 2000 upon the exercise of certain warrants previously granted to Computer 2000.

  During April 1996, the Company converted the outstanding shares of its Preferred Stock into 33,104,371 shares of Common Stock, which included 197,959 shares of Common Stock issued in satisfaction of the dividend accrued on the Series G Prepared Stock. After this conversion the Company had 61,750,874 shares of Common Stock outstanding.

  Assuming the exercise of all warrants and options outstanding on March 31, 1996, AmeriQuest would have approximately 96 million shares of common stock outstanding on that date, of which Computer 2000 would hold approximately 58.4 percent.

(6) NOTES PAYABLE

  The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $66 million at March 31, 1996, and floor planning arrangements with lines of credit totaling $45 million. Available credit lines total $39 million at March 31, 1996.

                         AMERIQUEST TECHNOLOGIES, INC.

                                MARCH 31, 1996

  During December 1995 the lines of credit with U.S. banks were replaced with bank lines from four German-based banks at Libor based financing. The lines are guaranteed by Computer 2000 through September 30, 1996, and mature on that date, except as to $7 million which matures on September 13, 1996. Management expects that current working arrangements will allow the Company to meet its obligations and capital needs as they arise through fiscal 1996, however, management is exploring available alternatives to secure additional equity funding, which it believes is obtainable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

  The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                   PERCENT OF NET SALES
                                                  -----------------------------
                                                     THREE
                                                    MONTHS      SIX MONTHS
                                                     ENDED         ENDED
                                                   MARCH 31,     MARCH 31,
                                                  ------------  ---------------
                                                  1996   1995   1996      1995
                                                  -----  -----  -----     -----
Net sales........................................ 100.0  100.0  100.0     100.0
Cost of sales....................................  93.8   93.2   93.1      93.9
Gross profit.....................................   6.2    6.8    6.9       6.1
Selling, general and administrative..............  10.3    7.9   12.0 (1)   7.8
Interest and other expense, net..................   1.1    1.4    1.1       1.5
(Loss) from operations...........................  (5.3)  (2.5)  (6.7)     (3.3)

- --------
(1) Includes a provision for lease termination costs of $3.7 million or 1.8% of sales.

  AmeriQuest had followed a business strategy of growth by acquisition, in recent years, consistent with the consolidation that is occurring in the maturing personal computer marketplace. This strategy created the following risks involving the ability to successfully:

  . Consolidate the operations of previously unaffiliated businesses, all but one of which were unprofitable

  .  Combine the business cultures of diverse operations

  . Obtain adequate capital resources to complete acquisitions and provide working capital required for continuing operations

  Current strategy is to complete the consolidation and integration of previously acquired companies which will include reducing costs and improving productivity. In November 1995, the Company completed its merger with Robec, Inc. allowing for the integration of this business.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996

  Sales increased 6.9% from $101,471,000 for the quarter ended December 31, 1995 to $108,499,000 for the quarter ended March 31, 1996, reflecting improvement from sales efforts.

  Sales for the quarter ended March 31, 1996 declined 18.2% from $132,659,000 during the same quarter of the previous year to $108,499,000. The sales decline is attributable to discontinued unprofitable operations and problems associated with the consolidation of various businesses acquired during 1995. During the March 1996 quarter the Company closed its Australia operations.

  Cost of Sales increased from 93.2% of sales in the quarter ended March 31, 1995 to 93.8% of sales during the quarter ended March 31, 1996. The increase reflects continued competition in the industry and provisions to recognize the declines in the market value of certain inventories.

  Selling, General and Administrative costs increased in absolute dollars and as a percent of sales due to continued consolidation costs, expenses associated with the resolution of legal matters and declining sales. Payroll costs have declined 10% as compared to the quarter ended March 31, 1995, as a result of consolidation efforts.

  Interest expense declined due to lower interest rates on notes payable guaranteed by Computer 2000.

SIX MONTHS ENDED MARCH 31, 1996

  Sales declined 18.0% for the six months ended March 31, 1996 to $209,970,000 compared to $256,188,000 for the same period the prior year. Sales declines were attributable to discontinued businesses and problems associated with the consolidation of businesses purchased in 1995. Subsequent to December 1995 the Company closed its Australian operations.

  Cost of Sales for the six months ended March 31, 1996 was 93.1% compared to 93.9% for the six months ended March 31, 1995, reflecting a stronger gross profit margin in the first quarter of this year. A charge of $2.1 million to write down inventory to its net realizable value was recorded in December 1994.

  Selling, General and Administrative costs increased during the six months ended March 31, 1996 compared to the same six months in the prior year due to expenses associated with resolution of legal matters mentioned above and costs associated with the consolidation of businesses acquired in 1995 and declining sales. Payroll costs have declined 10% as compared to the six months ended March 31, 1995, as a result of consolidation efforts.

  Interest expense declined due to lower interest rates on notes payable guaranteed by Computer 2000.

VARIABILITY OF QUARTERLY RESULTS

  Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the instability in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and
(iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

LIQUIDITY OF CAPITAL RESOURCES

  At March 31, 1996, the Company had $1,734,000 in cash and had borrowed approximately $72 million against its existing lines of credit. The Company used $26 million of cash in operating activities in the six months ended March 31, 1996. The significant amount of cash used in operating activities resulted from operating losses and investment in working capital required to support daily business activity. Management has focused its efforts on integrating acquisitions, improving the effectiveness of its sales Force and reducing its cost structure. Operating activities during the remainder of 1996 will require additional cash investment. Cash used in operating activities will be financed through equity financing and borrowings.

  The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $66 million at March 31, 1996, and floor planning arrangements with lines of credit totaling $45 million. Available credit lines total $39 million at March 31, 1996.

  During December 1995 the lines of credit with U.S. banks were replaced with bank lines from four German-based banks at Libor based financing. The lines are guaranteed by Computer 2000 through September 30, 1996, and mature on that date, except as to $7 million which matures on September 13, 1996. Management expects that current working arrangements will allow the Company to meet its obligations and capital needs as they arise through fiscal 1996, however, management is exploring available alternatives to secure additional equity funding, which it believes is obtainable.

                                    PART II

                               OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

  Settlement of Litigation. On February 29, 1996, the Company settled the case styled Richard M. Terrell, et al. vs. AmeriQuest Technologies, Inc., which was
       ------------------------------------------------------------
originally filed December 20, 1994 in the Circuit Court of the State of Oregon for the County of Washington, Case No. 941228CV. The Company paid $75,000 cash and issued 500,000 shares of its Common Stock in final settlement of this case.

  As reported in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1995, the Company had earlier paid $50,000 cash and issued 125,000 shares of the Company's Common Stock to have a $15.9 million default judgement against the Company vacated by the Plaintiffs. The judgement had been entered against the Company on February 17, 1995. The judgement was vacated on June 30, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company convened its 1996 Annual Meeting of Stockholders (the "Meeting") on March 29, 1996. As of February 16, 1996 (the "Record Date") there were 27,784,573 shares of Common Stock outstanding and various classes of convertible Preferred Stock entitled to 33,104,370 votes on an "as-if converted" basis, totaling 60,888,943 votes, where the Common Stock and the convertible Preferred Stock was voted together as a "single class." A total of 53,579,102 votes were present at the Meeting, either in person or by proxy.

  All nominees for Director were elected at the Meeting as follows:

            D. Stephen DeWindt  Dr. Harry Krischik
            Marc L. Werner      Mark C. Mulford
            Holger Heims        Harold L. Clark
            Robert H. Beckett

  The table set forth below indicates the votes in favor of each Director and the number of votes for which authority was withheld from the Proxy to vote for a Director.

                                                            VOTES FOR WHICH
         NAME                                 VOTES FOR  AUTHORITY WAS WITHHELD
         ----                                 ---------- ----------------------
   D. Stephen DeWindt........................ 52,604,776         974,326
   Dr. Harry Krischik........................ 52,606,494         972,608
   Marc L. Werner............................ 52,604,544         974,558
   Mark C. Mulford........................... 52,605,944         973,158
   Holger Heims.............................. 52,603,244         975,858
   Harold L. Clark........................... 52,542,327       1,036,775
   Robert H. Beckett......................... 52,605,494         973,608

  In addition to the election of directors, six other proposals from management were voted upon by the shareholders, a complete description of which is contained in the definitive Proxy Statement dated February 23, 1996, SEC File No. 1-10397, a copy of which is filed as Exhibit 99.1 to this Report and incorporated herein by this reference. The result of the voting on each proposal was as follows:

                                                                       BROKER
              RESOLUTION                    FOR      AGAINST  ABSTAIN NON-VOTES
              ----------                 ---------- --------- ------- ---------
RESOLVED, that the shareholders of       42,054,794 1,473,905  83,586 9,966,817
 AmeriQuest hereby approve an amendment
 to AmeriQuest's Certificate of
 Incorporation to increase the number
 of shares of Common Stock issuable by
 AmeriQuest from 30,000,000 shares to
 200,000,000 shares.
RESOLVED, that the shareholders of       41,883,860 1,548,835 179,590 9,966,817
 AmeriQuest hereby approve an amendment
 to AmeriQuest's Charter Documents,
 including, if necessary, AmeriQuest's
 Certificate of Incorporation, to
 permit the reissuance of outstanding
 shares of Preferred Stock once those
 shares have been converted into Common
 Stock or otherwise retired.
RESOLVED, that the shareholders of       42,963,722   558,861  89,702 9,966,817
 AmeriQuest hereby approve the
 conversion of AmeriQuest's outstanding
 shares of Series G Preferred Stock
 into AmeriQuest Common Stock.
RESOLVED, that the shareholders of       42,875,488   559,617 177,180 9,966,817
 AmeriQuest hereby ratify those certain
 prior issuances of AmeriQuest
 securities as outlined on page 20 of
 the Proxy Statement dated
 February 23, 1996.
RESOLVED, that the shareholders of       42,652,336   834,570 125,379 9,966,817
 AmeriQuest hereby approve the adoption
 of the 1996 Equity Incentive Plan for
 awards to AmeriQuest employees of up
 to 2,000,000 shares of AmeriQuest
 Common Stock.
RESOLVED, that the shareholders of       53,342,187   177,959  58,951         5
 AmeriQuest hereby ratify the selection
 of Arthur Andersen LLP as AmeriQuest's
 independent accountants for fiscal
 year 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed with this report.

    3(i)(1) Amendment to the Certificate of Incorporation of AmeriQuest to permit the reissuance of outstanding shares of Preferred Stock once those shares have been converted into Common Stock or otherwise retired.

    3(i)(2) Amendment to the Certificate of Incorporation of AmeriQuest to increase the number of shares of Common Stock issuable by AmeriQuest from 30,000,000 shares to 200,000,000 shares.

    27      Financial Data Schedule

    99.1 AmeriQuest's definitive Proxy Statement dated February 23, 1996 relating to the Annual Meeting of Stockholders held March 29, 1996, SEC File No. 1-10397.

  (b) No reports on Form 8-K were filed during the three months ended March 30, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AmeriQuest Technologies, Inc.

May 14, 1996                              /s/ D. Stephen DeWindt
                                          _____________________________________
                                                   D. Stephen DeWindt
                                                 Chief Executive Officer

May 14, 1996                              /s/ Dennis C. Fairchild
                                          _____________________________________
                                                   Dennis C. Fairchild
                                                 Vice President--Finance