Form 10-Q
period 1996-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1996-08-05
CIK 764864

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended June 30, 1996

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
   EXCHANGE ACT OF 1934 from            to                .

                        Commission File Number 1-10397

                         AMERIQUEST TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                  33-0244136
(State of other
 jurisdiction of
  incorporation
       or                               (I.R.S. Employer
 organization)                         Identification No.)

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

  At August 2, 1996 there were 61,750,874 shares of the Registrant's Common Stock outstanding.

                         PART I. FINANCIAL INFORMATION

                         AMERIQUEST TECHNOLOGIES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

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

                         AMERIQUEST TECHNOLOGIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                       JUNE 30,   SEPTEMBER 30,
                                                         1996         1995
                                                       ---------  -------------
                                                       (DOLLARS IN THOUSANDS)
                        ASSETS
                        ------
CURRENT ASSETS
  Cash................................................ $   2,592    $    210
  Accounts receivable, less allowance for doubtful
   accounts of $6,279 and $7,786 as of June 30, 1996
   and September 30, 1995, respectively...............    57,223      51,103
  Inventories.........................................    48,869      42,335
  Other current assets................................     1,937         975
                                                       ---------    --------
    Total current assets..............................   110,621      94,533
PROPERTY AND EQUIPMENT, NET...........................     7,061       7,527
INTANGIBLE ASSETS, NET................................     9,787      10,536
Other assets..........................................     1,839       2,359
                                                       ---------    --------
                                                       $ 129,308    $114,955
                                                       =========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
  Accounts payable.................................... $  45,317    $ 36,216
  Notes payable.......................................    72,517      45,244
  Other current liabilities...........................     8,690       9,244
                                                       ---------    --------
    Total current liabilities.........................   126,524      90,704
                                                       ---------    --------
LONG-TERM OBLIGATIONS.................................     3,101       6,686
                                                       ---------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 5,000,000
 shares; issued and outstanding 0 shares as of June
 30, 1996 and 2,596,525 shares as of September 30,
 1995.................................................         0          26
Common stock, $.01 par value; authorized 200,000,000
 shares; issued and outstanding 61,750,874 shares as
 of June 30, 1996 and 23,896,140 shares as of
 September 30, 1995...................................       618         239
Additional paid-in capital............................   110,917     106,476
Accumulated deficit...................................  (111,852)    (89,176)
                                                       ---------    --------
    Total stockholders' equity........................      (317)     17,565
                                                       ---------    --------
                                                       $ 129,308    $114,955
                                                       =========    ========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                 ----------------------  ----------------------
                                    1996        1995        1996        1995
                                 ----------  ----------  ----------  ----------
                                           (DOLLARS IN THOUSANDS)
Net sales......................  $  110,983  $  110,907  $  320,953  $  367,095
Cost of sales..................     104,206     115,491     299,740     356,116
                                 ----------  ----------  ----------  ----------
  Gross Profit.................       6,777      (4,584)     21,213      10,979
Operating expenses
  Selling, general and
   administrative..............      11,313      28,136      33,652      48,246
  Intangibles write-off........                  23,777                  23,777
  Lease termination and
   restructuring costs.........       2,700         --        6,400         --
                                 ----------  ----------  ----------  ----------
                                     14,013      51,913      40,052      72,023
                                 ----------  ----------  ----------  ----------
  Loss from operations.........      (7,236)    (56,497)    (18,839)    (61,044)
  Interest expense.............       1,236       1,626       3,601       5,409
                                 ----------  ----------  ----------  ----------
  Income (loss) before income
   taxes.......................      (8,472)    (58,123)    (22,440)    (66,453)
PROVISION FOR INCOME TAXES.....         --          --          --          --
Net Income (loss)..............  $   (8,472) $  (58,123) $  (22,440) $  (66,453)
                                 ==========  ==========  ==========  ==========
Net (loss) per common share and
 common stock equivalent (Note
 2):...........................  $    (0.14) $    (2.85) $    (0.59) $    (3.28)
                                 ==========  ==========  ==========  ==========
COMMON AND COMMON EQUIVALENT
 shares outstanding (Note 2):
  Weighting average shares
   outstanding.................  60,332,570  20,360,478  38,006,160  20,248,193
                                 ==========  ==========  ==========  ==========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                            JUNE 30,
                                                     ------------------------
                                                        1996         1995
                                                     -----------  -----------
                                                     (DOLLARS IN THOUSANDS)
Cash Flow from Operating Activities:
Net loss............................................ $   (22,440) $   (66,453)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization.....................       2,295        4,134
  Intangibles write-off.............................                   23,777
  Provision for losses on accounts receivable.......       1,344        5,660
  Provision for losses on inventories...............                   17,039
  Changes in operating assets and liabilities:
    Loss on sale of equipment.......................                    1,540
    (Increase) decrease in accounts receivable......      (7,554)        (747)
    (Increase) decrease in inventories and other....      (6,534)       6,748
    (Increase) decrease in other assets.............        (442)        (149)
    Increase (decrease) in accounts payable and
     other..........................................       9,280      (26,153)
                                                     -----------  -----------
Net cash used in operating activities...............     (24,051)     (34,604)
                                                     -----------  -----------
Cash Flow from Investing Activities:
  Purchases of property and equipment...............      (1,080)      (3,933)
  Net cash paid for acquisition of businesses, net
   of cash acquired.................................         --        (2,275)
                                                     -----------  -----------
Net cash used in investing activities...............      (1,080)      (6,208)
                                                     -----------  -----------
Cash Flow from Financing Activities:
  Proceeds from line of credit borrowings, net......      27,273       14,999
  Proceeds from subordinated debt, less refundings..         --        18,000
  Proceeds from sale of preferred and common stock..         240        7,405
                                                     -----------  -----------
Net cash provided by financing activities...........      27,513       40,404
                                                     -----------  -----------
Increase (Decrease) in cash.........................       2,382         (408)
Cash--beginning of the year.........................         210        1,378
                                                     -----------  -----------
Cash--end of the year............................... $     2,592  $       970
                                                     ===========  ===========

Supplemental Disclosures of Cash Flow Information

  Interest on line of credit:
              During the nine months ended June 30, 1996 and 1995, the Company paid interest costs of $3,241,000 and $5,190,000 respectively.

  Income taxes:
              During the nine months ended June 30, 1996 and 1995, the Company made no federal income tax payments.

                         AMERIQUEST TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                        NINE MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                          PREFERRED STOCK     COMMON STOCK    ADDITIONAL
                         ------------------ -----------------  PAID-IN   ACCUMULATED
                           SHARES    AMOUNT   SHARES   AMOUNT  CAPITAL    (DEFICIT)
                         ----------  ------ ---------- ------ ---------- -----------
                               (DOLLARS IN THOUSANDS)
BALANCES AT SEPTEMBER
 30, 1995...............  2,596,525   $ 26  23,896,140  $239   $106,476   $ (89,176)
Exercise of employee
 stock options..........                        82,500     1          3
Preferred stock issued
 for acquisitions.......     25,830                               1,603
Common stock issued for
 acquisitions...........                     3,969,905    40      2,367
Proceeds from issuance
 of preferred stock.....    301,249      3                          232
Common stock issued to
 settle lawsuit.........                       500,000     5        305
Preferred stock
 dividend...............                       197,958     2        233        (236)
Preferred stock
 conversion............. (2,923,604)   (29) 33,104,371   331       (302)
Net (loss) for the nine
 months ended June 30,
 1996...................        --     --          --    --         --      (22,440)
                         ----------   ----  ----------  ----   --------   ---------
BALANCES AT JUNE 30,
 1996...................          0   $  0  61,750,874  $618   $110,917   $(111,852)
                         ==========   ====  ==========  ====   ========   =========

                         AMERIQUEST TECHNOLOGIES, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

(4) ACQUISITIONS

  During November 1995, the Company issued 25,830.1 shares as Series G Preferred Stock (convertible into 2,583,011 shares of Common Stock) and 3,969,905 shares of Common Stock to acquire the 49 percent of Robec, Inc. Common Stock not already owned by the Company and to complete the Robec acquisition. The Company had previously recorded this consideration as an obligation in its consolidated financial statements.

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

  Assuming the exercise of all warrants and options outstanding on June 30, 1996, AmeriQuest would have approximately 96 million shares of common stock outstanding on that date, of which Computer 2000 would hold approximately 58.4 percent.

(6) NOTES PAYABLE

  The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $66 million at June 30, 1996, and floor planning arrangements with lines of credit totaling $45 million. Available credit lines total $38 million at June 30, 1996.

                         AMERIQUEST TECHNOLOGIES, INC.

                                 JUNE 30, 1996

(6) NOTES PAYABLE--(CONTINUED)

  During December 1995 the lines of credit with U.S. banks were replaced with bank lines from four German-based banks at Libor based financing. The lines are guaranteed by Computer 2000 through September 30, 1996, and mature on that date, except as to $7 million which matures on September 13, 1996. Computer 2000 has agreed to extend its guarantees for the lines of credit through September 1997. Management expects that current working arrangements will allow the Company to meet its obligations and capital needs as they arise through fiscal 1996; and that the continuing guarantees from Computer 2000 will allow the Company to meet its obligations and capital needs as they arise until the Company can secure additional funding in fiscal 1997. Management is exploring available alternatives to secure additional equity funding, which it believes is obtainable.




                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                         AMERIQUEST TECHNOLOGIES, INC.

                                 JUNE 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

  The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                      PERCENT OF NET SALES
                                                     --------------------------
                                                        THREE
                                                       MONTHS      NINE MONTHS
                                                        ENDED         ENDED
                                                      JUNE 30,      JUNE 30,
                                                     ------------  ------------
                                                     1996   1995   1996   1995
                                                     -----  -----  -----  -----
Net sales........................................... 100.0  100.0  100.0  100.0
Cost of sales.......................................  93.9  104.1   93.4   97.0
Gross profit........................................   6.1   (4.1)   6.6    3.0
Selling, general and administrative.................  10.2   25.4   10.5   13.1
Intangibles write off...............................         21.4           6.5
Restructuring charge (1)............................   2.4           2.0
Interest and other expense, net.....................   1.1    1.5    1.1    1.5
(Loss) from operations..............................  (7.6) (52.4)  (7.0) (18.1)

- --------
(1) Includes a provision for lease termination costs of $3.7 million and a 2.7 million restructuring charge related to moving the Company's administrative offices.

  AmeriQuest had followed a business strategy of growth by acquisition, in recent years, consistent with the consolidation that is occurring in the maturing personal computer marketplace. This strategy created the following risks involving the ability to successfully:

  . Consolidate the operations of previously unaffiliated businesses, all but one of which were unprofitable

  .    Combine the business cultures of diverse operations

^^. Obtain adequate capital resources to complete acquisitions and provide working capital required for continuing operations

  Current strategy is to complete the consolidation and integration of previously acquired companies which will include reducing costs and improving productivity. In November 1995, the Company completed its acquisition of Robec, Inc. allowing for the integration of this business.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996

  Sales increased for the third quarter in a row. Sales increased by .1% to $110,983 for the quarter ended June 30, 1996 compared to $110,907 for the quarter ended June 30, 1995.

  Cost of Sales decreased to 93.9% of sales for the quarter ending June 30, 1996 compared to 104.1% of sales in the same quarter the prior year. The quarter ended June 30, 1995 included the write-off of inventories as the Company discontinued the sale of various hardware and software products. Margins have decreased in the last two quarters, in large part due to intense competition in the industry.

  Selling, General and Administrative expenses remained at 10.2% of sales consistent with the prior quarter before recording a $2.7 million loss for the move of the Company's purchasing and administrative offices to Florida in an effort to reduce costs and increase synergy in domestic distribution operations. During the quarter ended June 30, 1995 selling general and administrative expenses were 25.4% of sales reflecting the write-off of significant customer receivables and other costs related to discontinuing the sale of entertainment software.

  Interest expense declined due to lower interest rates on debt obligations guaranteed by Computer 2000.

NINE MONTHS ENDED JUNE 30, 1996

  Sales for the nine months ended June 30, 1996 decreased $46 million to $320,953 compared to $367,095 for the same period the prior year. The decrease is due to competitive pressures, discontinued entertainment software, closed non-profitable branch sales offices in the U.S. and Australia and the sale of Singapore operations. Sales in each of the last three quarters have increased.

  Cost of Sales for the nine months ended June 30, 1996 was 93.4% compared to 97.0% for the same period the prior year. The prior year included a $17 million loss related to the elimination of certain product lines. Margins continue under intense industry competition with high obsolescence costs due to constantly changing technology.

  Selling, General and Administrative expenses for nine months ended June 30, 1996 were 10.5% before costs to terminate a significant lease and costs to move the companies purchasing, marketing and administrative offices to Florida. Selling general and administrative expenses in the same period the prior year were 13.1% including the write-off of significant customer receivables and other costs related to discontinuing the sale of entertainment software.

  Operating costs the prior year also included the write-off of goodwill related to closed operations.

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

LIQUIDITY OF CAPITAL RESOURCES

  At June 30, 1996, the Company had $2,592,000 in cash and had borrowed approximately $73 million against its existing lines of credit. The Company used $24 million of cash in operating activities in the nine months ended June 30, 1996. The significant amount of cash used in operating activities resulted from operating losses and investment in working capital required to support daily business activity. Management has focused its efforts on integrating acquisitions, improving the effectiveness of its sales force and reducing its cost structure. Operating activities during the remainder of 1996 will require additional cash investment. Cash used in operating activities will be financed through equity financing and borrowings.

  The Company maintains lines of credit with financial institutions which in the aggregate provide for revolving credit of over $66 million at June 30, 1996, and floor planning arrangements with lines of credit totaling $45 million. Available credit lines total $38 million at June 30, 1996.

  During December 1995 the line of credit with U.S. banks were replaced with bank lines from four German-based banks at Libor based financing. The lines are guaranteed by Computer 2000 through September 30, 1996, and mature on that date, except as to $7 million which matures on September 13, 1996. Computer 2000 has agreed to extend its guarantees for the lines of credit through September 1997. Management expects that current working arrangements will allow the Company to meet its obligations and capital needs as they arise through fiscal 1996; and that the continuing guarantees from Computer 2000 will allow the Company to meet its obligations and capital needs as they arise until the Company can secure additional funding in fiscal 1997. Management is exploring available alternatives to secure additional equity funding, which it believes is obtainable.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following exhibits are filed with this report.

     27  Financial Data Schedule

  (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AmeriQuest Technologies, Inc.

August 5, 1996                            /s/       D. Stephen DeWindt
                                          -------------------------------------
                                                   D. Stephen DeWindt
                                                 Chief Executive Officer

August 5, 1996                            /s/       Dennis C. Fairchild
                                          -------------------------------------
                                                   Dennis C. Fairchild
                                                 Vice President--Finance