Form 10-K
period 1996-09-30
AMERIQUEST TECHNOLOGIES INC
filed 1996-12-23
CIK 764864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                           COMMISSION FILE NO. 1-10397

                         AMERIQUEST TECHNOLOGIES, INC.

             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                        33-0244136
 (State or other jurisdiction of incorporation
                or organization)                     (I.R.S. Employer Identification Number)
        6100 HOLLYWOOD BLVD., STE. 700                                33024
              HOLLYWOOD, FLORIDA                                   (Zip Code)
   (Address of principal executive offices)

                                 (954) 967-2397
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.01 par value
                              Title of each class

                            New York Stock Exchange
                   Name of each exchange on which registered

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 12, 1996 is approximately $12,533,402. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock of the Registrant.

     The number of shares of the Registrant's Common Stock outstanding as of December 12, 1996: Common Stock, $.01 par value, 67,047,392 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Exhibit Index is on page   .
================================================================================

                                     PART I

FOREWORD

     THE INFORMATION SET FORTH HEREIN IS BASED PRIMARILY ON HISTORICAL INFORMATION. TO THE EXTENT THAT THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS, SUCH STATEMENTS INVOLVE UNCERTAINTY AND RISK, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS. A LIST OF THOSE FACTORS WHICH MANAGEMENT BELIEVES COULD ADVERSELY AFFECT THE ACTUAL RESULTS IS SET FORTH IN A SECTION IMMEDIATELY FOLLOWING THE DESCRIPTION OF AMERIQUEST'S BUSINESS IN THIS PART I UNDER THE CAPTION "SPECIAL FACTORS TO BE CONSIDERED."

ITEM 1.  BUSINESS.

THE COMPANY

     AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest" or the "Company"), maintains its principal executive offices at 6100 Hollywood Blvd., Ste. 700, Hollywood, Florida 33024, and its telephone number is (954) 967-2397. AmeriQuest historically has conducted its business through its subsidiaries. However, on July 31, 1996, all of its first-tier subsidiaries were merged into AmeriQuest, except for CMS Enhancements, Inc. ("CMS Enhancements") and AmeriQuest/Kenfil Inc. ("Kenfil"). Accordingly, the description of AmeriQuest's business set forth below does not address the historical business of each subsidiary individually.

     AmeriQuest is primarily a national valued-added wholesale distributor of microcomputers and related products to value-added resellers ("VARs"), systems integrators, dealers and other distributors. AmeriQuest markets, sells and supports a variety of products ranging from individual components, which are typically sold in volume, to complete systems that have been fully configured, assembled and tested prior to delivery to the customer. AmeriQuest's strategy has been to emphasize the sale of these complete systems and to provide a high level of value-added services, including consultation on component selection and system assembly and configuration, testing and technical support services. AmeriQuest also provides a variety of programs and seminars designed to enhance its customers' technical capabilities. Kenfil markets and sells, as a distributor, software products for the personal computer market in Asia.

     CMS Enhancements is a supplier of hard disk drive subsystems for IBM compatible and other leading personal and business computers. CMS Enhancements also offers disk array, magneto-optical, CD-ROM, floppy disk drives and magnetic tape back-up subsystems having a variety of data storage capacities.

     AmeriQuest currently markets more than 35,000 products to original equipment manufacturers, value-added resellers, systems integrators, dealers and other distributors throughout the United States and in several foreign countries, including national and regional distributors and large integrators. AmeriQuest focuses its marketing efforts on the products of a limited number of key vendors in order to become one of the leading distributors for each of its principal vendors. This enables AmeriQuest to develop product-specific technical expertise that enhances its value-added support services. AmeriQuest attempts to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

     Control of AmeriQuest. Computer 2000, Inc., a wholly-owned subsidiary of Computer 2000 AG (collectively referred to herein as "C-2000") owns 36,349,878 shares of AmeriQuest's Common Stock representing approximately 54% of the issued and outstanding shares of AmeriQuest Common Stock. In addition, C-2000 holds warrants and an option to purchase from AmeriQuest 18,753,097 shares of AmeriQuest Common Stock, or approximately 28% of the total issued and outstanding shares of AmeriQuest Common Stock. However, on a fully-diluted basis, such shares would increase C-2000's ownership from approximately 54% to approximately 58% as only 9,618,301 shares under such warrants and options are not conditioned on the issuance of additional securities to others. As a result of its ownership of more than 50% of AmeriQuest's voting shares, C-2000 assumed control of the Board of Directors of AmeriQuest in August 1995.

STRATEGY

     Management appointed by C-2000 in August 1995 evaluated AmeriQuest's resources upon assuming control, and determined that the choices available to AmeriQuest were to either (i) increase sales volumes to levels where the thin profit margins associated with commodity computer products would be sufficient to achieve a profitable level of operations or (ii) engage in a niche strategy with higher profit margins and improved logistical costs to achieve a profitable level of operations. As a result of such evaluation, management is pursuing the niche strategy, which it believes is more likely to succeed in light of both the limited resources of AmeriQuest when compared with other very large distributors, as well as the intensely competitive environment in which the Company operates.

     The Company's current business focus is to continue distribution in areas which minimize direct competition with the largest competitors, and to concentrate on selling higher-margin advanced systems and individual computer components. AmeriQuest believes it is able to provide value-added services and technical support to the areas of advanced systems and thus improve its margins in those areas.

     Although management believes that its niche strategy, when coupled with cost reductions, as appropriate, will return AmeriQuest to profitability, there are numerous risks and uncertainties and no assurance can be given that the new strategy will succeed or that the Company will become profitable. Management will periodically review the need to further reduce costs should sales for any reason not materialize in amounts sufficient to cover the existing cost structure.

PRODUCTS

     AmeriQuest seeks to sell products from nationally-recognized vendors that provide all the components most VARs require to fully configure their computer systems. All new products are extensively tested prior to inclusion in AmeriQuest's distribution network.

     The following is a description of the major categories of products currently sold by AmeriQuest and the principal current vendors of those products:

          Personal Computers -- AmeriQuest distributes desktop and portable personal computers and multiuser microcomputers manufactured by Acer, IBM, AST, Samsung, Texas Instruments and Unisys.

          Advanced Computer Systems -- AmeriQuest distributes medium- sized computer servers manufactured by IBM (RISC 6000 models) and Unisys (U Series), together with software development tools from IBM, including AIX and Lotus Notes; connectivity products from IBM, including routers, bridges and switches. All such products are available to customers with leasing, maintenance and engineering options, at additional cost.

          Communications and Networks -- A local area network ("LAN") permits microcomputers to communicate with one another and to function on an integrated basis. AmeriQuest distributes LAN software and specialized hardware products manufactured by Novell, Intel, IBM, C Net, Microdyne, Digi-Board, D-Link and Unisys. In addition, the Company distributes modems and other communication products manufactured by Boca Research, Multi-Tech Systems and US Robotics.

          Peripherals and Supplies -- AmeriQuest distributes a broad line of laser, ink-jet and dot matrix printers, monitors, terminals, diskettes, stand-by power supplies, accessories and supplies manufactured by numerous companies including Okidata, Lexmark, Canon, Citizen, Genicom, CTX, Techmedia, Goldstar, AOC, Viewsonic, Qume, Relisys, Samsung, Unisys, Wyse, NEC, Acer, IBM, American Power, Tripplite, Techmedia, Orchestra, Creative Labs and 3M.

          Components and Mass Storage -- AmeriQuest distributes computer chips, board products, hard and floppy disk drives, and other components and mass storage devices manufactured by numerous companies including Intel, NEC, Hewlett-Packard, K-Byte, Western Digital, Colorado Memory Systems and Quantum. AmeriQuest's wholly-owned subsidiary, CMS Enhancements, is a vendor for hard drives, providing primarily hard drive upgrades for laptop computers.

          Software -- AmeriQuest sells a variety of operating systems and LAN software products generally as part of its advanced systems sales. AmeriQuest has also commenced the sale of certain applications software for Unix and Advanced Systems. Among the manufacturers of these software products are IBM, SCO and Novell.

VENDOR RELATIONS

     To maintain strong relationships with its principal vendors, AmeriQuest focuses on marketing the products of a limited number of key vendors. AmeriQuest selects its product lines to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

     AmeriQuest, like most hardware distributors, sells products throughout the United States for vendors on a nonexclusive basis without geographic restrictions. AmeriQuest has distribution agreements with most of its vendors and believes they are in the form customarily used by each vendor and generally contain provisions which allow termination by either party upon as little as thirty days' notice. Most of AmeriQuest's major distribution agreements provide price protection by giving AmeriQuest a credit, subject to specified limitations, in the amount of any price reductions by the vendor between the time of the initial sale to AmeriQuest and the subsequent sale by AmeriQuest to its customer. Most of the major distribution agreements also give AmeriQuest qualified return privileges on slow-moving inventory. AmeriQuest's distribution agreements do not restrict AmeriQuest from selling similar products manufactured by competitors. Any minimum purchase provisions in AmeriQuest's distribution agreements are at levels that AmeriQuest believes do not impose significant risk.

     From time-to-time, the demand for certain products sold by AmeriQuest exceeds the supply available from the vendor. AmeriQuest believes that its ability to compete has not been adversely affected to a material extent by these periodic shortages, although sales may be adversely affected for an interim period. In order to limit the impact of such shortages, AmeriQuest generally attempts to include comparable products from more than one vendor in its product line.

SALES AND DISTRIBUTION

     During fiscal year 1996 AmeriQuest's sales operations were divided into five domestic regions, each covering a geographical section of the country, and three international regions. AmeriQuest has since reorganized its domestic standard distribution operations in Hollywood, Florida into specialized business units based on the type of product assigned to each unit and one general sales unit. In addition, the Advanced Systems Group operates from Horsham, Pennsylvania; and CMS Enhancements operates from Costa Mesa, California. AmeriQuest exports from Miami, Florida to South American markets; and foreign operations operate from Hong Kong and Malaysia with respect to Asian markets.

     Compensation for sales personnel is largely based on the gross profits generated from sales. All of the Company's sales personnel receive technical training and are responsible for opening new accounts and serving established accounts. As a result of competitive pressures, reduced profit margins and the way in which other, similar distributors have changed their businesses, AmeriQuest places emphasis on telemarketing as its primary sales method. Therefore, although some of the Company's sales personnel operate in the field, the majority of such personnel are telemarketers.

     Customer orders are generally made by a toll-free telephone call with a sales representative in AmeriQuest's sales offices, and the order is entered onto AmeriQuest's computer system. The sales representative has access to available information on inventory and customer credit status and, upon reviewing this data, can enter the order immediately. Shipment is usually made the same day, except on orders that require assembly and testing. Customers may also pick up their orders at the designated warehouse. All orders are handled on a prepayment, C.O.D. or credit basis depending on the customer's creditworthiness and previous payment history. In addition, AmeriQuest assists some resellers in obtaining equipment financing through third-party floor planning programs from Deutsche Financial Services, IBM Credit Corporation, AT&T Capital, FINOVA Group, Inc. and TransAmerica Inventory Finance. Because of AmeriQuest's prompt delivery times, it maintains no substantial backlog of orders.

CUSTOMERS AND CUSTOMER SERVICES

     The Company sells to more than 7,500 computer resellers. The Company's customers include VARs, dealers, computer superstores, corporate resellers, systems integrators, and original equipment manufacturers as well as independently owned retail outlets and consultants. AmeriQuest estimates that a majority of its sales are to VARs and dealers. The Company's smaller customers often do not have the resources to establish a large number of direct purchasing relationships or to stock significant product inventories. Consequently, they tend to purchase a high percentage of their products from distributors. Larger resellers often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. No customer has accounted for more than ten percent of AmeriQuest's net sales during 1995, 1994 or 1993. Sales by AmeriQuest are not seasonal to any material extent.

     Through the Company's wholesale distribution business, customers are offered a single source of supply, prompt delivery, financing programs and customer support.

     Prompt Delivery. In most areas serviced by the Company, orders received by 6:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. AmeriQuest typically delivers products from its regional warehouses via United Parcel Service and other common carriers, with customers in key commercial regions of the United States receiving orders within one to two working days of shipment. AmeriQuest also will provide overnight air handling if requested and paid for by the customer. These services allow computer resellers to minimize inventory investment yet provide responsive service to their customers. For larger customers in the United States, AmeriQuest is able to provide a fulfillment service so that orders are shipped directly to the computer resellers' customer, thereby reducing the need for computer resellers to maintain inventories of certain products.

     Customer Support. The Company currently offers computer resellers a single source for over 35,000 competitively priced hardware and software products. By purchasing from the Company, the reseller only needs to comply with a single set of ordering, billing and product return procedures and may also benefit from attractive volume pricing. The Company also provides training and product information to its reseller customers.

     AmeriQuest permits the return of products within certain time limits and under certain conditions subject to a restocking charge, provided that the products are unused. Products that are defective upon arrival are handled on a manufacturers' warranty return basis without any restocking charge. Resellers are allowed, within specified time limits, to return slow-moving products from one manufacturer in exchange for more popular products from other manufacturers. The Company's policy is not to grant cash refunds.

     Unlike its competitors, AmeriQuest offers its resellers terms that reflect those that are offered by each manufacturer's individual warranty program. This pass through of manufacturers' warranties is yet another value-added service that AmeriQuest provides to its customer base.

     Financing Programs. AmeriQuest extends credit to qualified resellers, thereby augmenting their ability to purchase products from a variety of sources. Additionally, AmeriQuest arranges floor planning and lease financing through a number of credit institutions and offers programs that permit credit card purchases by qualified customers. To facilitate a reseller's ability to pursue large purchase orders within the United States, the Company offers an "assignment of proceeds" program. By instituting this practice AmeriQuest can, based upon the credit worthiness of the end-user customer, assist its resellers in securing purchase orders far in excess of what their normal credit facilities would allow.

EXPORT AND INTERNATIONAL OPERATIONS AND SALES

     AmeriQuest serves Latin America through its regional office and warehouse in Miami, Florida. This business represented approximately sixteen percent of total sales for fiscal 1996.

     In Asia, through its wholly-owned Kenfil subsidiaries, AmeriQuest is engaged primarily in the distribution of business applications, utilities, graphics and communication software. Kenfil currently has two wholly-owned subsidiaries in the Far East. Although Asian sales represented approximately five percent or less of net sales in each of the last three fiscal years, such sales make a positive contribution to income, thereby offsetting other operating losses within the Company. No assurance can be given that international sales will continue at this level or make a significant contribution to pretax income in future periods.

COMPETITION

     Competition in the distribution of microcomputer products is intense. Principal national distributors are Ingram Micro Inc., Merisel, Inc. and Tech Data Corporation. AmeriQuest also competes with numerous manufacturers, resellers, retailers and regional distributors. Many of AmeriQuest's major competitors have substantially greater financial resources than AmeriQuest.

     Competition is primarily based upon availability of product, price, speed of delivery, convenience, technical support and other support services. AmeriQuest believes that it is generally competitive with respect to each of these factors and that its principal, competitive advantages are its personal sales relationships, technical and other support services, and speed of delivery.

EMPLOYEES

     As of September 30, 1996, AmeriQuest had 451 full-time employees, including
(i) 190 persons employed in sales, sales support and marketing functions, and
(ii) 76 persons employed overseas. As of November 30, 1996, following the move of its headquarters to Florida, AmeriQuest had 407 full-time employees, including (i) 150 persons employed in sales, sales support and marketing functions, and (ii) 78 persons employed overseas. None of AmeriQuest's employees are covered by a collective bargaining agreement. AmeriQuest considers its relations with its employees to be good.

                        SPECIAL FACTORS TO BE CONSIDERED

ADDITIONAL CAPITAL REQUIRED AND CONTINUED LOSSES

     Equity Capital Required. The Company has experienced significant operating losses during recent fiscal years and recorded a net loss of $67.6 million in fiscal 1995 and a net loss of $33.6 million in fiscal 1996. The fiscal 1995 loss included the write-off of approximately $23.8 million of intangible assets and the liquidation of inventory associated with the termination of the Company's entertainment software business. In addition, the fiscal 1995 loss included costs associated with the integration of the significant acquisitions which took place during that fiscal year. The Company recorded a net loss of $33.6 million during fiscal 1996 (including lease termination and moving costs of $6.4 million). The result of such losses is that AmeriQuest has a negative tangible net worth of $(11.2) million. Absent the infusion of additional equity capital it is unlikely that AmeriQuest will be able to continue operations beyond September 30, 1997. C-2000 has signed a binding commitment addressed to AmeriQuest's Board of Directors which reads as follows:

     "This will confirm the obligation of Computer 2000 AG to provide AmeriQuest Technologies, Inc. with additional financing early in calendar 1997 in the amount of at least USD 30 million. As you know, Computer 2000 currently proposes that AmeriQuest commence as soon as practicable a rights offering to all AmeriQuest stockholders in which Computer 2000 would enter into a stand-by agreement to purchase at least USD 30 million in the offering, to the extent that purchases are not made by other stockholders. In the unanticipated event that it is decided not to proceed with the rights offering, Computer 2000 will be obligated to provide, in the same time frame, at least USD 30 million in other equity or debt financing. Computer 2000 intends that the foregoing constitutes its binding obligation and understands that you will rely on it in your corporate planning for this fiscal year and in connection with the preparation of your annual report on Form 10-K for the fiscal year ended September 30, 1996 and in other filings with the Securities Exchange Commission and that your independent accountants will rely on it in connection with their report on your financial statements for such fiscal year."

     Debt Capital Required. In December 1995, C-2000 issued guarantees to certain lenders to secure up to $66 million of lines of credit such lenders might extend to the Company. In November 1996 C-2000 increased the $66 million of credit lines to $76 million. The total amount guaranteed as of December 12, 1996 is $76 million. As of September 30, 1996, the Company had borrowed approximately $65.1 million from such lenders under such lines of credit. These borrowings were used in part to reduce the Company's interest-bearing indebtedness under its previously outstanding lines of credit from approximately $52 million to zero, resulting in a reduction, as of September 30, 1996, in the average interest rate on the Company's total outstanding indebtedness from approximately 11.0% per annum to approximately 6.4% per annum. In return for the guarantees, AmeriQuest agreed to pay C-2000 one-half of one percent (0.5%) per annum of the amounts guaranteed, on a weighted average basis, and provided C-2000 with a security interest in all of the Company's assets, and agreed to seek refinancing of its outstanding debt as soon as reasonably practicable. C-2000's guarantees expire on September 30, 1997, and the lines of credit guaranteed by C-2000 mature on March 31, 1997. No assurance can be given that the lines of credit guaranteed by C-2000 will be extended beyond March 31, 1997 or that the Company will be able to obtain replacement debt financing from other sources on or before such dates.

     Additionally, should the Company ultimately be unable to service its indebtedness, the Company will trigger the default provisions of such indebtedness, including approximately $12 million owed to IBM Credit Corporation ("IBM Credit"). In such an event, even if C-2000 were to pay the indebtedness guaranteed by it, such payment would not satisfy the Company's other indebtedness, and the Company also would have an immediate obligation to repay C-2000. C-2000 and/or the other lenders might also exercise their security interests and other creditors' remedies, or they might renegotiate the terms of the Company's outstanding indebtedness, increasing the Company's debt service costs and, possibly, further restricting the Company's operations; or all or a portion of such indebtedness might be converted into equity on terms negotiated with the Company that might cause substantial dilution for the Company's current stockholders; or other adverse consequences might result from such defaults. Absent the anticipated infusion of capital from C-2000, the Company's ability to continue in business would be adversely affected given that there is no assurance that the Company could secure financing from other unaffiliated sources, or that even if such financing were then available that it would be available on terms acceptable to the Company.

MARKET CONSIDERATIONS

     The New York Stock Exchange ("NYSE") has indicated that AmeriQuest is currently not in compliance with certain of the NYSE's requirements for continued listing on the NYSE. Although the NYSE has expressed a present willingness to allow AmeriQuest's Common Stock to remain listed, unless AmeriQuest is able to demonstrate substantial progress in meeting the NYSE's listing requirements during the next three to six months, the NYSE could delist AmeriQuest's Common Stock, thereby adversely affecting the public market for such securities.

     The price of the Company's Common Stock has been subject to significant price fluctuations, and there can be no assurance that the price of the Company's Common Stock will stabilize. In addition, the trading volume for the Company's Common Stock has generally been relatively small. A large increase in share trading volume in a short period of time could cause a significant change in share trading prices.

INTEGRATION OF ACQUIRED COMPANIES

     Prior to June 30, 1995, the Company had pursued a strategy of growth through acquisitions. In fiscal 1993 and 1994, it acquired several regional distributors; in June and September 1994, it acquired (in a two-step acquisition) Kenfil, Inc. ("Kenfil"), a distributor of microcomputer software; in November 1994, it acquired

Ross White Enterprises, Inc. d/b/a "National Computer Distributors" ("NCD"), a distributor of computer products and services specializing in systems and connectivity applications; in September 1994, it acquired 50.1% of Robec, Inc. ("Robec"), a distributor of computer products and services specializing in UNIX applications; and in November 1995, it acquired the balance of Robec's capital stock as well as effective operating control.

     The Company had pursued this acquisition strategy with the goal of establishing the Company as a national distributor of value-added computer products. The success of this strategy was dependent on the ability of the Company to effectively consolidate and integrate the operations and management information systems of the acquired businesses, combine differing corporate cultures and obtain adequate financing to absorb the substantial restructuring costs incurred in the consolidation and integration process and to fund working capital requirements and continuing cash flow shortfalls. In addition, during such time the Company was competing with national distributors with substantially greater resources than the Company. As a result of these and other factors, the Company has experienced losses since June 30, 1993. The integration of the various organizations have required the dedication of management resources which detracted from the day-to-day business of the combined Company. The integration process has been complicated by the acquisition of control of the Company by C-2000 in August 1995 and the resulting significant changes that have been made in the Company's senior management team and directors. The process of combining the acquired companies has also involved difficulties in coordinating internal record keeping and information management that are critical to the efficient operation of the integrated businesses.

NEED TO INCREASE SALES VOLUME

     As a distributor, the Company must operate on small gross margins. Further, the Company must incur operating expenses to maintain a sufficient level of inventory, facilities, sales staff and support personnel necessary to support sales of products. Although the Company continues to explore possible cost reduction measures, it believes that further significant reductions in its operating expenses will be difficult to achieve without also reducing the sales volumes currently being generated from operations. As a result of these and other factors, the Company must achieve substantially greater sales volumes at satisfactory margins than it has in the past in order to achieve profitability. While the Company's new management is attempting to increase sales, there can be no assurance that sales will increase or that any increases will be of sufficient magnitude or will occur soon enough to permit the Company to achieve profitability without additional business or financial restructuring.

NEED TO MAINTAIN VENDOR BASE

     The Company principally distributes computer products manufactured by other vendors. Accordingly, the Company's relationships with its existing vendors are critical to its ability to purchase on a favorable basis the products that it resells. In addition, from time to time the Company may need to initiate relationships with additional vendors without jeopardizing the Company's existing vendor relationships. Any inability of the Company to preserve its existing vendor relationships or to add new vendors when needed will have a material, adverse effect on its future results of operations. The Company is also dependent upon its vendors' willingness or ability to make timely shipment of the products ordered by the Company. The failure of vendors to make shipments on a timely basis could cause a material disruption of the Company's sales. In the past, the Company has at times experienced delays in its ability to fill customer orders, due to the inability of certain suppliers to meet their volume and schedule requirements and/or due to the Company's shortages of cash resources. Delays in shipments from suppliers can cause fluctuations in the Company's short-term results and contribute to order cancellations.

RAPID CHANGES IN TECHNOLOGY AND MARKETS

     The computer industry in general, and the specific markets in which the Company competes, are characterized by rapidly changing technology, often resulting in short product life cycles, rapid price declines, inventory imbalances when compared with market demands, and significant shifts in market dynamics. The Company believes its success is highly dependent upon its ability to react to technological changes and shifts in market demand by continuing to provide cost-competitive products that respond to current market needs. As a value-added wholesale distributor, the Company is particularly vulnerable to changes caused by technological innovation. The introduction of new products and the phasing out of old products requires the Company to carefully manage its inventory to minimize inventory obsolescence. The Company has experienced significant losses due to inventory obsolescence in the past and losses due to selling products acquired as vendor surpluses. The sale of surplus products was discontinued in August 1996. There can be no assurance that the Company's inventory reserves will adequately cover the amount of the Company's inventory which may become obsolete for the period covered by the reserves. Should the Company fail to provide new products on a timely basis that respond to industry demands, the Company's operating results would be adversely affected.

COMPETITION

     The Company competes in an industry characterized by intense and increasing competition. Principal national distributors with which the Company competes include Ingram Micro Inc., Tech Data Corporation and Merisel, Inc. The Company also competes with numerous manufacturers, resellers and regional distributors. Many of the Company's major competitors have substantially greater financial, marketing and other resources than the Company. Competition in the computer products distribution industry is based primarily on price and product availability, and to a lesser extent on speed of delivery, convenience and the level of marketing and technical support services provided. Because of the intense competition within the industry, the Company has been forced to reduce its prices, and the gross and operating profit margins on products traditionally sold by the Company have been reduced. As technological changes occur, the Company's products have had shorter and shorter product life cycles, and new competing products are introduced by other vendors and resellers. Moreover, the manner in which computer products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Recently, some industry participants have indicated that they believe the total demand for personal computers may be lessening and that the market for such computers may be becoming saturated. These factors, among others, may cause increased competitive pressures on the Company in the future.

DEPENDENCE UPON KEY PERSONNEL

     The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees. The Company has recently made a number of management changes, and has had substantial layoffs and other employee departures. If the Company continues to experience financial difficulties, it may become increasingly difficult for it to hire new employees and retain current employees. The Company does not carry any key person life insurance with respect to any of its personnel.

POSSIBLE SALES BY STOCKHOLDERS

     Approximately 10,884,905 outstanding shares (16%) of the Company's Common Stock are the subject of five current resale Registration Statements. The Company has also agreed to register the shares of the Common Stock of the Company issued or issuable to C-2000 consisting of 36,349,878 shares presently held by C-2000 and 18,753,097 additional shares subject to issuance upon the exercise of outstanding warrants and an option held by C-2000. The Company may grant additional registration rights when it issues securities in the future. The public sale of the foregoing shares, or the perception that such shares may be sold, may have the effect of substantially depressing the market price of the Company's Common Stock and causing substantial fluctuations in the price of the Company's Common Stock.

FORWARD-LOOKING INFORMATION

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources (including C-2000) and its financial liquidity, the Company's ability to manage expense levels, the continued financial strength of the Company's customers, and the Company's ability to accurately anticipate customer demand and manage inventories.

     This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Annual Report on Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a value-added wholesale distributor of microcomputers; competitive conditions within the computer industry may change adversely; demand for the products distributed by the Company may weaken; the Company may be unable to retain existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important presumptions affecting the forward-looking statements made herein include, but are not limited to, (i) timely identifying and delivering new products as well as enhancing existing products, (ii) implementing current restructuring plans, (iii) accurately forecasting cash needs, and (iv) obtaining new sources of external financing prior to the expiration of existing support arrangements provided by C-2000. Assumptions relating to budgeting, marketing, advertising, product mix and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, cash expenditures or other budgets, which may in turn affect the Company's financial position and results of operations.

ITEM 2.  PROPERTIES.

     AmeriQuest's principal offices are located in leased facilities in Hollywood, Florida, which consists of approximately 35,268 square feet of office space on three floors of a seven story office building.

     The following table sets forth information regarding the regional offices of AmeriQuest and its subsidiaries:

                                                   SQUARE FEET     LEASE EXPIRATION     YEAR OPENED
                                                   -----------     -----------------    ------------
    LOCATION
    Hollywood, FL................................     31,305            8/31/97             1992
    Hollywood, FL................................      3,963            9/30/97             1995
    Horsham, PA..................................    105,000                /98             1978
    Lawrenceville, GA............................     79,587            2/14/00             1995
    Elk Grove, IL................................     47,265            2/28/01             1996
    Visalia, CA..................................     46,800            6/30/99             1994
    Miami, FL....................................     31,975             2/1/99             1995
    Costa Mesa, CA...............................     30,287           11/30/01             1996
    Carrollton, TX...............................     13,520            3/31/98             1993
    Marlboro, MA.................................      2,112            2/28/99             1994
    Overland Park, KS............................        977            9/30/98             1993
    Girard, OH...................................        925           10/31/97             1995
    West Valley City, UT.........................        600            2/28/99             1996
    Asheville, NC................................        500            1/15/97             1996
    Falls Church, VA.............................        300         mo. to mo.             1984
    SUBLEASED
    Anaheim, CA..................................     62,298            2/29/00             1995
    Santa Ana, CA................................     55,000            3/31/06             1995
    Irvine, CA...................................      4,169            6/30/98             1993
    Alpharetta, GA...............................      1,924            9/30/99             1994

                                                   SQUARE FEET     LEASE EXPIRATION     YEAR OPENED
                                                   -----------     -----------------    ------------
    VACANT
    Westboro, MA.................................      7,800            2/28/97             1993
    Redmond, WA..................................      1,150            8/31/97             1994
    Hauppauge, NY................................      2,000            5/31/99             1994

ITEM 3.  LEGAL PROCEEDINGS.

     AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. The management of AmeriQuest believes that none of such current proceedings individually or in the aggregate, will have a material adverse effect on AmeriQuest.

     While not expected to be of material effect to the Company, Kenfil Inc. vs. RLI Insurance Company, Superior Court of the State of California, County of Los Angeles, No. BC 108564 filed July 12, 1994, involves litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994. The defendant cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil Inc., based on affidavits from former Kenfil employees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. The defendant's theory is that it is not obligated to even cover that portion of the damage caused by the earthquake because of the possible fraud involved with such actions; while the management of Kenfil maintains that only that portion of damages actually incurred by the earthquake were submitted as claimed losses. There exists a question of fact as to whether the defendant justifiably relied on the inclusion of intentionally damaged products among the products counted by defendant's agents. There is also a question of fact as to whether the actions of Kenfil's employees in damaging additional inventory were instigated by upper-level management and a question of law as to whether the managers of Kenfil are able to take unauthorized actions which can be attributed to Kenfil. Although there are pictures available to prove the actual damage immediately following the earthquake, no assurance can be given as to the final outcome of this legal matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the current officers of AmeriQuest.

NAME                               AGE   POSITION
---------------------------------  ---   ------------------------------------------------------
Michael Dressen..................  40    President and a Director
Holger Heims.....................  34    Executive Vice President, Secretary and Director
John Tonnison....................  28    Vice President -- Information Systems
Dennis C. Fairchild..............  47    Chief Financial Officer and Assistant Secretary
Alexander C. Kramer, Jr..........  53    Vice President; General Manager of Advanced Systems Group
Kenneth V. Burke.................  45    Vice President; General Manager of CMS Enhancements
Richard G. McIntyre..............  47    Vice President -- Sales and Marketing

     The officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, subject, however, to the provisions of their employment agreements, which generally provide for severance payments in the event of termination for other than "cause," as defined in each employment agreement. The severance rights in currently effective employment agreements provide for six-months salary upon termination without "cause", during which time they are prohibited from competing with AmeriQuest or its subsidiaries.

     Michael Dressen (age 40) was appointed to serve as President of AmeriQuest in August 1996. From May 1995 to June 1996 he served as a Member of the Executive Board for Transtec, a value-added reseller with its principal offices in Tuebingen, Germany. From October 1991 to April 1995 he served as Managing Director of Computer 2000 SpA Italy (a subsidiary of Computer 2000 AG). He was appointed to serve as a Director of AmeriQuest on September 12, 1996.

     Holger Heims (age 34) has served as an officer of AmeriQuest since August 1995, most recently as Executive Vice President and Secretary. From October, 1991 until August 1995 he was employed by

Computer 2000 AG, most recently as Director of Investments, Tax & Legal. Mr. Heims has a Masters of Business Administration degree from Munich University.

     John Tonnison (age 28) has served as Vice President -- Information Systems of AmeriQuest since January 1996. From October 1993 to December 1995 he served as C-2000's director for implementation of SAP software systems. From October 1991 to September 1993 he served as a Director and as Director of Information Systems for Frontline Distribution Ltd., C-2000's wholly-owned subsidiary in the United Kingdom.

     Dennis C. Fairchild (age 47) joined AmeriQuest upon its acquisition of NCD in November 1994. Mr. Fairchild has served as Chief Financial Officer of NCD since January 1994. From March 1990 to December 1993, Mr. Fairchild was a partner in Coral Springs Connections, the owner of Southeast Frozen Foods, and served as Chief Financial Officer of Southwest Frozen Foods. Mr. Fairchild is a Certified Public Accountant and a CMA.

     Alexander C. Kramer, Jr. (age 53) served as Vice President -- Operations of Robec, Inc. for thirteen years prior to its acquisition in November 1995 by AmeriQuest. Since November 1995 he has served in various capacities, most recently as Vice President; General Manager of the Advanced Systems Group.

     Kenneth V. Burke (age 45) served in various capacities while employed by Mountain Computer, Inc. between 1981 to 1995, the last of which was as Executive Vice President/General Manager of Summit, Inc., a subsidiary of Mountain Computer, Inc. from 1991 to March 1995. Mr. Burke joined AmeriQuest in March, 1995, as Vice President; General Manager of CMS Enhancements.

     Richard G. McIntyre (age 47) served as President of Peregrine Marketing, the exclusive sales and marketing consultant for Olivetti Office USA from 1990 until February 1995, at which time he joined AmeriQuest as Vice
President -- Sales and Marketing.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the market prices for the shares of Common Stock of AmeriQuest. The prices reflect the high and low closing prices quoted on the New York Stock Exchange for each calendar quarter since December 31, 1993.
                                   AMERIQUEST

                                                                           HIGH           LOW
                                                                           ----           ---
1994
First Quarter............................................................    6             4 1/8
Second Quarter...........................................................    4 1/8         3
Third Quarter............................................................    4 1/4         3 1/8
Fourth Quarter...........................................................    4             2 5/8
1995
First Quarter............................................................    3 1/4         2 1/2
Second Quarter...........................................................    3 1/4         1 3/4
Third Quarter............................................................    2 1/8         1 1/8
Fourth Quarter...........................................................    1 3/8           5/8
1996
First Quarter............................................................    1 1/4           3/4
Second Quarter...........................................................    1 1/2           3/4
Third Quarter............................................................     15/16         9/16

     On December 12, 1996, the stock of AmeriQuest closed at $.50 per share on the New York Stock Exchange. As of that date AmeriQuest had approximately 799 shareholders of record.

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

                                                     THREE MONTHS
                                      YEAR ENDED         ENDED                    YEAR ENDED JUNE 30,
                                     SEPTEMBER 30,   SEPTEMBER 30,   ----------------------------------------------
                                         1996            1995           1995        1994        1993        1992
                                     -------------   -------------   ----------   ---------   ---------   ---------
Net sales(1).......................   $   424,708     $   100,723    $  416,571   $  87,593   $  73,082   $ 115,053
Income (loss) before taxes.........       (33,609)         (7,041)      (67,566)     (7,971)        236      (9,623)
Net income (loss)(2)...............       (33,609)         (7,041)      (67,566)     (7,971)        236      (8,893)
Earnings (loss) per share..........         (0.76)          (0.30)        (3.76)      (1.33)       0.08       (3.04)
Total assets.......................       116,372         115,531       128,008      65,145      20,274      23,522
Long-term obligations..............         3,122           6,686        24,515(3)     3,442      1,817         274
Stockholders' equity (deficit).....       (11,206)         17,565       (25,709)     12,875       8,644       7,952
Weighted average shares
  outstanding......................    44,208,983      23,786,127    17,993,440   5,973,511   3,060,908   2,921,588

---------------

(1) The sales increase in 1995 was due primarily to acquisitions. The sales increase in 1994 compared to 1993 was largely due to the initiation of a broader distribution strategy. Year to year sales declines from 1991 to 1993 were principally due to an eroding customer base and reduced emphasis on commodity products.
(2) The losses in 1995 were due principally to abandonment of U.S. software operations, consists of integrating prior acquisitions and the write down of assets. Losses in 1994, 1992 and 1991 related principally to corporate restructurings in 1994 and 1992 and erosion of the customer base in 1991 to 1993 not offset by operating cost decreases.
(3) Includes the $18 million advance from Computer 2000 related to its equity investment (see Note 8 to the Consolidated Financial Statements) and $5.8 million associated with the issuance of 6.8 million shares of the Company's common stock required to complete the Robec merger (see Note 2 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

SIGNIFICANT EVENTS

     Commencing in the first half of fiscal 1994 and through early fiscal 1996, the Company completed the acquisition of three regional distributors. Kenfil Inc., Ross White Enterprises, Inc. d/b/a "National Computer Distributors" ("NCD"), and Robec, Inc. The Company issued 15,864,608 shares of its common Stock and paid total consideration of approximately $29.5 million for these acquisitions. During the quarter ended June 30, 1995 the Company closed the U.S. entertainment software distribution business. The Company's Singapore operation was sold in the quarter ended March 31, 1995 and its Australian operation was closed in the quarter ended March 31, 1996.

     Effective September 30, 1995 the Company changed its fiscal year-end to September 30. Transition information for the three months ended September 30, 1995 is included in the Company's financial statements due to the change. The following table presents the Company's results of operations as a percent of sales:

                                                                     THREE MONTHS
                                                                        ENDED        YEARS ENDED
                                                      YEAR ENDED      SEPTEMBER       JUNE 30,
                                                     SEPTEMBER 30,       30,        -------------
                                                         1996            1995       1995    1994
                                                     -------------   ------------   -----   -----
    Sales..........................................      100.0%          100.0%     100.0%  100.0%
    Gross Profit...................................        5.5             7.4        3.8    14.4
    Selling, general and administrative............       10.8            12.9       12.8    16.1
    Intangible write-off...........................                                   5.7
    Loss on Sublease, move and restructuring.......        1.5                                6.5
    Interest.......................................        1.1             1.4        1.5      .8
    Net Loss.......................................        7.9             7.0       16.2     9.1

NET SALES

     During the fiscal year ended September 30, 1996 sales decreased 9% compared to the twelve months ended September 30, 1995 and increased 2% compared to the twelve months ended June 30, 1995. Sales decreases were primarily attributable to the sale of the Company's Singapore operations in the quarter ended March 31, 1995, the closing of Australian operations during the quarter ended March 31, 1996, the closing of the U.S. Retail software distribution business in the quarter ended June 30, 1995, as well as continued competition in the computer hardware distribution business and the loss of certain vendors. Sales increases in the fiscal year ended September 30, 1996 and June 30, 1995 were due primarily to the acquisitions of NCD, Robec and Kenfil during early fiscal 1995.

COST OF SALES AND GROSS PROFIT

     Gross profit decreased to 5.5% of sales for the fiscal year ended September 30, 1996 compared to 7.4% for the three months ended September 30, 1995. The decline is primarily attributable to continued extreme price competition within the industry and lower levels of vendor rebates due to the lack of availability of certain product lines.

     During the fiscal year ended June 30, 1995 gross profit was affected by competition and significant inventory losses related to the elimination of certain product lines, loss of certain vendors and a strategy to reduce inventories to increase operating cash flow. Gross profit in the fiscal year ended June 30, 1994 reflects a much greater concentration of business in the area of higher margin disk drive manufacturing.

     AmeriQuest manages its inventories by maintaining sufficient quantities to achieve high order fill rates while at the same time attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances will fluctuate as the Company adds new product lines and when appropriate makes larger purchases from manufacturers when the terms of purchases are considered advantageous. The Company contracts with certain vendors who provide limited price protection and stock return privileges to help reduce the risk of loss to the company due to manufacturer price reductions. Price protection, however, will not protect the company against slow moving and obsolete inventory. In addition, returns from vendors of refurbished product previously returned to the vendor due to defects must be sold at reduced prices decreasing overall margins.

     An integral aspect of AmeriQuest's business is to exchange products sold to customers which are either incompatible units or do not work for a variety of technical or other reasons. If such products are ultimately determined to be defective, AmeriQuest, under contract terms with its vendors, is able to return such products to its vendors. Under such agreements AmeriQuest's economic risk is nominal and generally limited to the cost of freight and technical services, both of which cost categories are expensed currently. A warranty and return reserve of approximately $1.5 million is reflected in the balance sheet at September 30, 1996.

     The Company receives funds under incentive programs based upon volume sales or purchase of the vendors products. The incentive funds reduce the cost of the products sold. Incentive programs resulted in $2.5 million for the year ended September 30, 1996 and $2.4 million for the fiscal year ended June 30, 1995. Incentive rebates for the quarter ended September 30, 1995 were $.6 million and were insignificant in fiscal 1994.

     AmeriQuest anticipates that it will continue to experience pressure on gross margins due to industry competition. Although AmeriQuest expects that it will be able to reduce selling, general and administrative expenses as a percent of sales, no assurance can be given as to whether such reduction in fact will occur or as to the actual amount of any such reductions. To the extent gross margins decline and the Company is not successful in reducing selling, general and administrative expenses as a percentage of sales, the Company will experience further negative operating results.

OPERATING EXPENSES

     For the years ended September 30, 1996 and the years June 30, 1995 and 1994 selling, general and administrative expenses, exclusive of charges for lease termination, moving, restructuring and the write-off of intangibles were approximately 10.8%, 12.8% and 16.1% of sales, respectively. Selling, general and administrative expenses for the quarter ended September 30, 1995 were 12.9% of sales. Selling, general and administrative expenses have declined during the periods as a result of the integration of the Company's recent acquisitions and elimination of duplicate overhead and a focus on streamlining the Company's overhead cost structure. During fiscal years 1996 and 1995 the Company incurred significant costs to resolve certain lawsuits and complete an information systems conversion. In addition, bad debt expense was significant in fiscal 1996 as the Company increased export sales to higher credit risk Brazilian customers. During the year ended September 30, 1996 the Company recorded a $6.4 million charge to expense for the sublease of its California headquarters building and the cost to relocate its headquarters to Florida.

     During fiscal 1995, the Company wrote-off intangibles of $23.8 million associated with the decision to terminate its entertainment software distribution business in the U.S. and the elimination of certain redundant regional distribution businesses. In addition, the Company incurred significant costs associated with the closure of redundant warehouse facilities and the reduction of personnel. The Company also wrote-off a significant amount of customer receivables related to the termination of its entertainment software distribution business and recorded bad debt reserves related to lower volume and high credit risks.

     In fiscal 1994 the Company recorded a $5.7 million restructuring charge for the discontinuance of product lines related to the then direct manufacture of personal computers utilizing proprietary design features.

     Operating expenses are reduced by advertising revenues and market development funds received from vendors as subsidy for or incentive to market their products. Funds received during the year totaled $2.8 million for each of the fiscal years ended September 30, 1996 and June 30, 1995 and $.4 million for the quarter ended September 30, 1995. Funds received in 1994 were not significant.

OPERATING RESULTS

     The annual and quarterly operating results of the domestic operations of the Company have varied considerably due to the acquisition of distribution companies, closure and sale of certain operating units and a reduced emphasis on manufacturing and assembly for all but mass storage assembly products.

INTEREST EXPENSE

     Interest expense decreased during the year ended September 30, 1996 compared to the year ended June 30, 1995 and quarter ended September 30, 1995 due to (i) guarantees provided by C-2000 to banks which charged lower interest rates and (ii) equity infusions from C-2000, offset by continued losses. Interest expenses increased in the year ended June 30, 1995 compared to the prior fiscal year due to increased levels of debt to fund acquisitions and operating losses.

INCOME TAXES

     In the period July 1, 1993 through September 30, 1996 no income tax expense was recorded due to losses or the availability of operating tax-loss carry forwards.

INFLATION

     To date AmeriQuest has not been significantly affected by inflation. Moreover, technological changes in the electronics industry have generally resulted in price reductions, despite increases in certain costs which may be affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996 the Company had $2.3 million in cash and had borrowed $77.4 million against lines of credit. The Company used $28.8 million in cash for operating activities during the year ended September 30, 1996 compared to $43.6 million for the year ended June 30, 1995 and $4.0 million for the quarter ended September 30, 1995. Cash used in operations in fiscal 1996 resulted primarily from operating losses. Operating activities in the upcoming year will require additional cash from external financing sources. At September 30, 1996 the Company had a Stockholder's deficit of $11.2 million after operating losses of $33.6 million in the year ended September 30, 1996 and $67.6 million in the year ended June 30, 1995.

     Accounts receivable days increased during fiscal 1996, representing longer payment terms extended to customers in order to be competitive. Inventory turnover increased, reflecting an intentional reduction in stock carried in an effort to reduce obsolescence costs and carrying costs necessary to support the business.

     The Company maintains bank lines of credit guaranteed by C-2000 with four German banks which total $76 million and mature on March 31, 1997. The interest rates on such lines of credit are Libor plus .5%. C-2000 has committed to continue the guarantee of the Company's bank lines through September 30, 1997. The Company also maintains a $20 million line of credit with IBM Credit Corporation ("IBMCC") which is secured by substantially all of the Company's assets. Interest rates on the IBMCC line are prime plus 1.5%. Borrowings under the IBMCC line at September 30, 1996 totaled $12.3 million. Borrowings under the IBMCC line of credit are limited to a contractual percentage of eligible inventories and receivables. The terms of the line include restrictive covenants which require the maintenance of specific levels of tangible net worth, working capital and operating results. IBMCC has subsequently approved amendments to the agreement which waive prior defaults. Combined borrowings on all such lines total $77.4 million at September 30, 1996.

     While management believes that the Company's current sources of external financing are adequate to meet its current operating requirements through September 30, 1997, a significant portion of these external financing sources are supported by guarantees provided by C-2000. The Company is currently exploring securing additional equity capital in order to improve its net worth and decrease its dependence on debt financing. C-2000 has signed a binding commitment addressed to AmeriQuest's Board of Directors which reads as follows:

     "This will confirm the obligation of Computer 2000 AG to provide AmeriQuest Technologies, Inc. with additional financing early in calendar 1997 in the amount of at least USD 30 million. As you know, Computer 2000 currently proposes that AmeriQuest commence as soon as practicable a rights offering to all AmeriQuest stockholders in which Computer 2000 would enter into a stand-by agreement to purchase at least USD 30 million in the offering, to the extent that purchases are not made by other stockholders. In the unanticipated event that it is decided not to proceed with the rights offering, Computer 2000 will be obligated to provide, in the same time frame, at least USD 30 million in other equity or debt financing. Computer 2000 intends that the foregoing constitutes its binding obligation and understands that you will rely on it in your corporate planning for this fiscal year and in connection with the preparation of your annual report on Form 10-K for the fiscal year ended September 30, 1996 and in other filings with the Securities Exchange Commission and that your independent accountants will rely on it in connection with their report on your financial statements for such fiscal year."

     Management believes that the C-2000 $30 million financing will be adequate for the Company to accomplish its fiscal 1997 operating plan and meet its financial obligations on a timely basis during fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, notes thereto, and the report of independent public accountants thereon are included herein. Supplementary data, including quarterly financial information, is included following the financial statements. A list of the information so included is set forth in response to Item 14(a) entitled "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the current directors and officers of AmeriQuest.

               NAME                  AGE                         POSITION
-----------------------------------  ---   ----------------------------------------------------
Michael Dressen....................  40    President and a Director
Holger Heims.......................  34    Executive Vice President, Secretary and Director
Harry Krischik.....................  45    Chairman of the Board of Directors
Manfred H. Guenzel.................  45    Director
Robert H. Beckett..................  62    Director
Marc L. Werner.....................  39    Director
J.R. Dick Iverson..................  68    Director
John Tonnison......................  28    Vice President -- Information Systems
Dennis Fairchild...................  47    Chief Financial Officer
Alexander C. Kramer, Jr............  53    Vice President; General Manager of Advanced Systems
                                           Group
Kenneth V. Burke...................  45    Vice President; General Manager of CMS Enhancements
Richard G. McIntyre................  47    Vice President -- Sales and Marketing

     Michael Dressen (age 40) was appointed to serve as President of AmeriQuest in August 1996. From May 1995 to June 1996 he served as a Member of the Executive Board for Transtec, a value-added reseller with its principal offices in Tuebingen, Germany. From October 1991 to April 1995 he served as Managing Director of Computer 2000 SpA Italy (a subsidiary of Computer 2000 AG). He was appointed to serve as a Director of AmeriQuest on September 12, 1996.

     Holger Heims (age 34) has served as an officer of AmeriQuest since August 1995, most recently as Executive Vice President and Secretary. From October, 1991 until August 1995 he was employed by Computer 2000 AG, most recently as Director of Investments, Tax & Legal. Mr. Heims has a Masters of Business Administration degree from Munich University.

     Dr. Harry Krischik (age 45) has served as one of the Co-Presidents of Computer 2000 for more than the last five years, with responsibility for the areas of logistics, electronic data processing and human resources. He is now responsible for worldwide sales and also has regional responsibility for Southern Europe, North America and Latin America.

     Manfred H. Guenzel (age 45) was appointed to serve as a Co-President and Member of the Executive Board of Computer 2000 AG in January 1996. From August 1990 until January 1996, he served as Head of Corporate Development/Acquisitions/Controlling (Energy, Chemistry, Aluminum Refractories, Telecommunications) for VIAG AG, the ultimate parent of Computer 2000 AG.

     Robert H. Beckett (age 62) served as the President and Chief Executive Officer of Robec, Inc. from its inception in 1978 until its acquisition by AmeriQuest in November 1995. He then served AmeriQuest as Vice President in charge of the Advanced Systems Group until his retirement in June 1996. Mr. Beckett holds a Bachelor of Science degree in Mechanical Engineering from Worcester Polytechnic Institute.

     Marc L. Werner (age 39) has been employed by Werner Co. and various companies affiliated with Werner Co. since 1986, and currently serves as Chief Executive Officer and President and Director for Werner Financial, Inc. Mr. Werner is a Certified Public Accountant, and holds a Bachelor of Science degree in Accounting from Northern Illinois University.

     J. R. Dick Iverson (age 68) is currently retired, except for his service on the board of directors of AmeriQuest, Telegen Corporation and ComStream Corporation, a subsidiary of Spar Inc. From 1986 to 1994 he served as Chief Executive Officer and President of the American Electronics Association.

     John Tonnison (age 28) has served as Vice President -- Information Systems of AmeriQuest since January 1996. From October 1993 to December 1995 he served as C-2000's director for implementation of SAP software systems. From October 1991 to September 1993 he served as a Director and as Director of Information Systems for Frontline Distribution Ltd., C-2000's wholly-owned subsidiary in the United Kingdom.

     Dennis C. Fairchild (age 47) joined AmeriQuest upon its acquisition of NCD in November 1994. Mr. Fairchild has served as Chief Financial Officer of NCD since January 1994. From March 1990 to December 1993, Mr. Fairchild was a partner in Coral Springs Connections, the owner of Southeast Frozen Foods, and served as Chief Financial Officer of Southwest Frozen Foods. Mr. Fairchild is a Certified Public Accountant and a CMA.

     Alexander C. Kramer, Jr. (age 53) served as Vice President -- Operations of Robec, Inc. for thirteen years prior to its acquisition in November 1995 by AmeriQuest. Since November 1995 he has served in various capacities, most recently as Vice President; General Manager of the Advanced Systems Group.

     Kenneth V. Burke (age 45) served in various capacities while employed by Mountain Computer, Inc. between 1981 to 1995, the last of which was as Executive Vice President/General Manager of Summit, Inc., a subsidiary of Mountain Computer, Inc. from 1991 to March 1995. Mr. Burke joined AmeriQuest in March, 1995, as Vice President; General Manager of CMS Enhancements.

     Richard G. McIntyre (age 47) served as President of Peregrine Marketing, the exclusive sales and marketing consultant for Olivetti Office USA from 1990 until February 1995, at which time he joined AmeriQuest as Vice
President -- Sales and Marketing.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides information concerning the annual and long-term compensation of the Chief Executive Officer of AmeriQuest and each of the four other highest paid executive officers who served as such during fiscal year 1996, and for two of the other highest paid executive officers who terminated their employment with AmeriQuest prior to the end of fiscal year 1996 (collectively, the "Named Executive Officers") for services rendered to AmeriQuest and its subsidiaries in all capacities during the fiscal years 1996, 1995 and 1994. This information includes the dollar values of base salaries and bonus awards, and certain other compensation, if any, whether paid or deferred. AmeriQuest does not provide long-term compensation benefits other than stock options.

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                    ANNUAL COMPENSATION(1)       STOCK OPTION
                                                 -----------------------------      AWARDS        ALL OTHER
          NAME AND PRINCIPAL POSITION            YEAR      SALARY       BONUS      (SHARES)      COMPENSATION
-----------------------------------------------  ----     --------     -------   ------------    ------------
D. Stephen DeWindt,                              1996     $210,000         -0-         -0-         $110,000(3)
  Chief Executive Officer                        1995          -0-         -0-         -0-              -0-
                                                 1994          -0-         -0-         -0-              -0-
Robert S. Beckett,                               1996     $159,808(2)  $19,974         -0-         $110,000(3)
  Vice President -- Components                   1995     $150,000         -0-         -0-              -0-
                                                 1994     $119,769         -0-         -0-
Kenneth V. Burke,                                1996     $170,000     $60,000         -0-              -0-
  Vice President of AmeriQuest and General       1995     $ 92,772     $18,750         -0-              -0-
  Manager of CMS Enhancements, Inc., a wholly-   1994          -0-         -0-         -0-              -0-
  owned subsidiary of AmeriQuest
Alexander C. Kramer, Jr.,                        1996     $150,000     $19,974         -0-              -0-
  Vice President -- Advanced Systems Group       1995     $150,000         -0-         -0-              -0-
                                                 1994     $115,000         -0-         -0-              -0-
Dennis C. Fairchild,                             1996     $145,000     $28,000      50,000         $ 50,000(4)
  Chief Financial Officer                        1995     $122,227     $40,000         -0-              -0-
                                                 1994     $ 71,154         -0-         -0-              -0-
Robert H. Beckett,                               1996     $129,831(2)  $26,326         -0-         $196,000(5)
  Vice President -- Advanced Systems Group       1995     $196,000         -0-         -0-              -0-
                                                 1994     $127,500         -0-         -0-              -0-
John Faiman,                                     1996     $151,330(2)  $19,974      50,000         $ 75,000(6)
  Vice President -- U.S. Sales                   1995     $154,124         -0-         -0-              -0-
                                                 1994     $153,124         -0-         -0-              -0-

---------------

(1) In fiscal years 1996, 1995 and 1994, no executive officer received perquisites or other personal benefits, securities or property which exceeded the lesser of $50,000 or 10% of such executive officer's salary and bonus.
(2) Salary compensation includes amounts paid for vacation time not taken by the employees.
(3) Messrs. D. Stephen DeWindt and Robert S. Beckett terminated their employment on September 30, 1996, and the amounts set forth under the column entitled "All Other Compensation" represents severance payments to which they were entitled under their respective employment agreements.
(4) Represents amounts advanced during the fiscal year in contemplation that the same would be forgiven in fiscal 1997 as a bonus for the employee's cooperation to move to Florida following the end of the 1996 fiscal year.
(5) Mr. Robert H. Beckett terminated his employment on May 17, 1996, and the amount set forth under the column entitled "All Other Compensation" represents a severance payment to which he was entitled under his employment agreement.
(6) Mr. John Faiman terminated his employment on August 5, 1996, and the amount set forth under the column entitled "All Other Compensation" represents a severance payment to which he was entitled under his employment agreement.

OPTION GRANTS

     The following table provides, information concerning individual grants of stock options made during fiscal year 1996 to each of the Named Executive Officers.

                                                                                                    POTENTIAL
                                                                                                   REALIZABLE
                                                                                                    VALUE AT
                                                                                                 ASSUMED ANNUAL
                                                                                                 RATES OF STOCK
                                                         % OF TOTAL                                   PRICE
                                              NO. OF      OPTIONS                                 APPRECIATION
                                            SECURITIES   GRANTED TO                                FOR OPTION
                                            UNDERLYING   EMPLOYEES     EXERCISE                    TERM(2)(3)
                                             OPTIONS     IN FISCAL    PRICE (PER    EXPIRATION   ---------------
                   NAME                      GRANTED     YEAR 1996      SHARE)         DATE      0%    5%    10%
------------------------------------------  ----------   ----------   -----------   ----------   ---   ---   ---
D. Stephen DeWindt........................    -0-          -0-          -0-             --       $ 0   $ 0   $ 0
Robert S. Beckett.........................    -0-          -0-          -0-             --       $ 0   $ 0   $ 0
Kenneth V. Burke..........................    -0-          -0-          -0-             --       $ 0   $ 0   $ 0
Alexander C. Kramer.......................    -0-          -0-          -0-             --       $ 0   $ 0   $ 0
Dennis C. Fairchild.......................    50,000          11%        $2.00       7/20/01     $ 0   $ 0   $ 0
Robert H. Beckett.........................    -0-          -0-          -0-             --       $ 0   $ 0   $ 0
John Faiman...............................    50,000          11%        $2.00       7/20/01     $ 0   $ 0   $ 0

---------------

(1) Options granted to employees during fiscal 1996 totalled 450,000 shares exercisable at $2.00 per share, the closing price of AmeriQuest Common Stock on July 20, 1995. The grants made were primarily to honor promises of prior managers to the employees involved.
(2) The potential realizable values shown in these columns illustrate the results of hypothetical annual rates of appreciation compounded annually from the date of grant until the end of the option term, assuming an initial investment equal to the aggregate exercise price shown for the option grant. These amounts are reported net of the option exercise price (which may be paid by delivery of already-owned shares of Common Stock), but before any taxes associated with the exercise or subsequent sale of the underlying shares.
(3) The dollar amounts in these columns are based on the hypothetical annual rates of appreciation noted and are therefore not intended to forecast possible future appreciation, if any, of the price of AmeriQuest's Common Stock. Alternative formulas for determining potential realizable value have not been utilized because AmeriQuest is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. There can be no assurance that the dollar amounts reflected in these columns will be achieved. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall market conditions, as well as the executive officer's continued employment through the vesting period.

OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table provides, as to the Named Executive Officers, information concerning unexercised stock options at September 30, 1996. None of the executive officers exercised any stock options during fiscal year 1996.

                                                   NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                                  OPTIONS AT SEPTEMBER 30,        IN-THE-MONEY OPTIONS AT
                                                            1996                   SEPTEMBER 30, 1996(1)
                                                ----------------------------    ----------------------------
                     NAME                       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------------------------  -----------    -------------    -----------    -------------
D. Stephen DeWindt............................      -0-             -0-             -0-            -0-
Robert S. Beckett(2)..........................     10,753           -0-           $ 2,518          -0-
Kenneth V. Burke..............................     37,500         112,500           -0-            -0-
Alexander C. Kramer, Jr.(3)...................     26,882          26,882           1,799          1,799
Dennis C. Fairchild(4)........................     10,000          40,000           -0-            -0-
Robert H. Beckett.............................      -0-             -0-             -0-            -0-
John Faiman(5)................................     50,000           -0-             -0-            -0-

---------------

(1) Based on the closing price of AmeriQuest's Common Stock on the New York Stock Exchange on September 30, 1996.
(2) The Severance Agreement with Robert S. Beckett as of September 30, 1996 acknowledged 10,753 shares as having vested at that time with respect to an option granted on June 7, 1994.
(3) Represents 10,753 shares as having vested with respect to an option granted on June 7, 1994 and 26,882 shares as having vested under an option granted March 22, 1993.
(4) Represents shares vested under a 50,000 share option granted on July 22, 1995.
(5)  Represents shares vested under a Severance Agreement dated August 5, 1996.

COMPENSATION OF OUTSIDE DIRECTORS

     AmeriQuest pays its outside Directors, Robert H. Beckett, Marc L. Werner and J.R. Dick Iverson $2,500 per calendar quarter plus expenses incurred to attend Board meetings. All directors are also eligible to receive stock and/or stock options as a form of compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During of fiscal 1996 the Compensation Committee consisted of D. Stephen DeWindt, Dr. Harry Krischik and Marc L. Werner.

     During the same period that Marc L. Werner was a member of the Compensation Committee, Mr. Werner was also President and a Director of Manufacturers Indemnity and Insurance Company of America ("MIICA"), a stockholder of AmeriQuest.

     In October 1994, AmeriQuest sold to MIICA 200,000 shares of Common Stock at $2.50 per share. The purchase price at which AmeriQuest sold these shares was $0.10 per share greater than the purchase price at which AmeriQuest offered and sold shares in a separate private placement completed in October 1994. MIICA paid-in $2,000 cash (equal to the par value for the shares) and remained obligated to pay the balance of $498,000. This payment obligation was unsecured, and did not bear interest. This payment obligation was originally due in October 1995, but in July 1995, AmeriQuest extended the due date until September 1996. On March 29, 1996, the Board of Directors resolved to forgive this indebtedness in consideration of the efforts expended by Marc L. Werner on behalf of AmeriQuest above and beyond his role as a Director. At the time of the purchase in October 1994, Marc L. Werner and his cousin Eric J. Werner were Directors of both MIICA and AmeriQuest, and Marc L. Werner was a member of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of November 30, 1996, information relating to the beneficial ownership of AmeriQuest's Common Stock by (i) each person known to AmeriQuest to be the beneficial owner of more than five percent of AmeriQuest's outstanding Common Stock, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. AmeriQuest knows of no agreements among its shareholders which relate to voting or investment power over its Common Stock.

                                                                    BENEFICIAL OWNERSHIP AS OF
                                                                       NOVEMBER 30, 1996(1)
                                                             -----------------------------------------
                                                             NUMBER OF SHARES     PERCENT OF CLASS(18)
                                                             ----------------     --------------------
NAME AND ADDRESS OF BENEFICIAL OWNER
Computer 2000 Inc.(2)......................................     38,933,429                 56%
  6100 Hollywood Blvd., Ste. 700
  Hollywood, Florida 33024
Computer 2000 AG(2)........................................     38,933,429                 56%
  Wolfratshauser Strasse 84
  81379 Munchen, Germany
DIRECTORS AND OFFICERS(17)
Michael Dressen(3).........................................        -0-                      *
Holger Heims(4)............................................        -0-                      *
Harry Krischik(5)..........................................     38,933,429                 56%
Manfred H. Guenzel(6)......................................     38,933,429                 56%
Robert H. Beckett(7).......................................      3,497,657                  5%
Marc L. Werner(8)..........................................      3,693,473                  5%
J.R. Dick Iverson(9).......................................         10,000                  *
Alexander C. Kramer, Jr.(10)...............................         26,881                  *
Dennis C. Fairchild(11)....................................         32,131                  *
Kenneth V. Burke(12).......................................         83,100                  *
D. Stephen DeWindt(13).....................................        100,000                  *
Robert S. Beckett(14)......................................        -0-                      *
John Faiman(15)............................................        -0-                      *
All officers and directors as a group (15 persons)(17).....     46,376,671(16)             65%

---------------

   * Denotes less than 1%
 (1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
 (2) Includes shares owned directly by Computer 2000 Inc., a wholly-owned subsidiary of Computer 2000 AG. The amount reflected in the table includes 2,583,021 shares subject to the Acquisition Maintenance Warrant in favor of Computer 2000, Inc., which are currently exercisable and 530 shares subject to outstanding Achievement Warrants in favor of Computer 2000 Inc., which are currently exercisable. The warrants and option held by C-2000 are as follows:

              Acquisition Maintenance Warrants.....................   2,841,988
              Achievement Warrants.................................   7,035,280
              Unit Maintenance Warrants............................   5,148,574
              Maintenance Option...................................   3,727,255

 (3) Mr. Dressen became President of AmeriQuest on August 1, 1996, and was appointed to serve as a Director on September 12, 1996.
 (4) Mr. Heims is Executive Vice President, Secretary and a Director of AmeriQuest.
 (5) Represents the shares held of record by Computer 2000 Inc. (see footnote
     (2) above). Mr. Krischik is a member of the Management Board of Computer 2000 AG, and therefore may be deemed to have shared voting power over the shares of AmeriQuest held by Computer 2000 Inc. There is only a total of five Co-Presidents of Computer 2000, of which Mr. Krischik is one. In this regard, it should also be noted that the parent companies of Computer 2000, Klockner & Co. AG and VIAG Aktiengesellschaft, have been asserting a significant degree of control over the affairs of Computer 2000. Additionally, it should be noted that Messrs. Michael Dressen and Holger Heims are nominees of Computer 2000. Mr. Krischik disclaims beneficial ownership of all shares of AmeriQuest held by Computer 2000 Inc. Mr. Krischik is the Chairman of the Board of Directors of AmeriQuest.
 (6) Represents the shares held of record by Computer 2000, Inc. (see footnote
     (2) above). Mr. Guenzel is a member of the Management Board of Computer 2000 AG, and therefore may be deemed to have shared voting power over the shares of AmeriQuest held by Computer 2000 Inc. There is only a total of five Co-Presidents of Computer 2000, of which Mr. Guenzel is one. In this regard, it should also be noted that the parent companies of Computer 2000, Klockner & Co. AG and VIAG Aktiengesellschaft, have been asserting a significant degree of control over the affairs of Computer 2000. Additionally, it should be noted that Messrs. Michael Dressen and Holger Heims are nominees of Computer 2000. Mr. Guenzel disclaims beneficial ownership of all shares of AmeriQuest held by Computer 2000 Inc. Mr. Guenzel is a Director of AmeriQuest.
 (7) Mr. Robert H. Beckett served as Senior Vice President -- Advanced Systems Group from November 13, 1995 to the time of his severance from employment in May 1996. Mr. Beckett still serves as a Director of AmeriQuest.
 (8) Includes 80,000 shares of Common Stock held of record by Mr. Werner, of which 20,000 shares are held by Mr. Werner as custodian for certain of his children. The amount reflected in the table also includes 1,605,273 shares of Common Stock and 1,700,000 shares of Common Stock subject to warrants, each held of record by Manufacturers Indemnity and Insurance Company of America. The warrants are currently exercisable. Mr. Werner is the President and a Director of Manufacturers Indemnity and Insurance Company of America and, therefore, may be deemed to have shared voting and investment powers over the shares of AmeriQuest held by Manufacturers Indemnity and Insurance Company of America. Mr. Werner disclaims beneficial ownership of all shares of AmeriQuest held by Manufacturers Indemnity and Insurance Company of America. Mr. Werner is a Director of AmeriQuest.
 (9) Mr. Iverson commenced service as a Director of AmeriQuest on July 10, 1996.
(10) Includes 26,881 shares subject to stock options exercisable within 60 days after November 30, 1996. Mr. Kramer serves as Vice President -- Advanced Systems Group.
(11) Includes 10,000 shares subject to a 50,000 share stock option in favor of Mr. Fairchild, which are exercisable within sixty days after November 30, 1996. Mr. Fairchild serves as the Chief Financial Officer of AmeriQuest.
(12) Includes 37,500 shares subject to a 150,000 share stock option in favor of Mr. Burke, which are exercisable within sixty days after November 30, 1996. Mr. Burke serves as Vice President of AmeriQuest and General Manager of CMS Enhancements, Inc., a wholly-owned subsidiary of AmeriQuest.
(13) Includes 50,000 shares of Common Stock subject to a Warrant currently exercisable in full. Mr. DeWindt served as Chairman of the Board of Directors and Chief Executive Officer of AmeriQuest from August 21, 1995 until his severance from service on September 30, 1996.
(14) Mr. Robert S. Beckett served as Vice President -- Components of AmeriQuest from November 13, 1995 until his severance from service on September 30, 1996.
(15) Mr. Faiman served as Vice President -- U.S. Sales until his severance from employment on August 5, 1996.
(16) Includes 4,407,932 shares subject to stock options and warrants currently vested and issuable upon exercise of such options and warrants.
(17) The address for the executive officers and directors and proposed directors is: 6100 Hollywood Blvd., Ste. 700, Hollywood, Florida 33024.
(18) For purposes of determining the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares held by a person or group is divided by the number of shares of AmeriQuest's Common Stock outstanding on November 30, 1996 (67,047,392) plus the number of shares of Common Stock subject to outstanding stock options and warrants exercisable currently or within 60 days of November 30, 1996 by such person or group, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. Percentages of less than 1% are represented by an asterisk.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In December 1995, C-2000 issued guarantees to certain lenders to secure up to $66 million of lines of credit such lenders might extend to the Company. In November 1996 C-2000 increased the $66 million of credit lines to $76 million. The total amount guaranteed as of December 12, 1996 is approximately $76 million. As of September 30, 1996, the Company had borrowed approximately $65.1 million from such lenders under such lines of credit. These borrowings were used in part to reduce the Company's interest-bearing indebtedness under its previously outstanding lines of credit from approximately $52 million to zero, resulting in a reduction, as of September 30, 1996, in the average interest rate on the Company's total outstanding indebtedness from approximately 11.0% per annum to approximately 6.4% per annum. In return for the guarantees, AmeriQuest agreed to pay C-2000 one-half of one percent (0.5%) per annum of the amounts guaranteed, on a weighted average basis, and provided C-2000 with a security interest in all of the Company's assets, and agreed to seek refinancing of its outstanding debt as soon as reasonably practicable. C-2000's guarantees expire on September 30, 1997, and the lines of credit guaranteed by C-2000 mature on March 31, 1997. In the opinion of management this financing was at least as favorable to AmeriQuest as could have been obtained from unaffiliated third party lenders.

                             ---------------------

     AmeriQuest leases its facility in Horsham, Pennsylvania from Bowe 3 Partners at a lease rate of approximately $522,000 per year for 105,000 square feet of office and warehouse space. The Lease for this facility was scheduled to terminate on December 31, 1996, but by mutual agreement of the parties was extended on September 10, 1996 through January 31, 1998 at the same rate as that currently in effect for September 1996. Robert H. Beckett, Robert S. Beckett and Alexander C. Kramer, Jr. are partners in Bowe 3 Partners. In the opinion of management the terms of the Lease are as favorable as could be obtained from unaffiliated third parties.

                             ---------------------

     Reference is hereby made to the forgiveness of indebtedness from Manufacturers Indemnity and Insurance Company of America which resulted from the issuance of securities to Manufacturers Indemnity and Insurance Company of America which is described above in the section entitled "Compensation Committee Interlocks and Insider Participation."

SEVERANCE ARRANGEMENTS WITH PRIOR MEMBERS OF MANAGEMENT

     During fiscal 1996 AmeriQuest several officers terminated their employment with AmeriQuest as part of its efforts to reduce overhead expenses and retain personnel skilled enough to effect a turn-around of the Company. The following table sets forth the amounts of severance payments made and the names of the officers to whom such payments were made.

                EMPLOYEE                                                                  SEVERANCE
           NAME AND POSITION               DATE OF SEVERANCE        CONTRACT RIGHT          PAID
----------------------------------------  -------------------    ---------------------    ---------
Thomas F. Ross..........................  November 3, 1995       $340,000                 $ 340,000
  Chief Operating Officer                                        (two year's salary)
Donald Resnick..........................  January 31, 1996       None                     $ 100,000(1)
  Chief Financial Officer
John Higgins............................  January 31, 1996       None                     $ 100,000(2)
  Vice President Marketing and
     Purchasing
Robert H. Beckett, Sr...................  May 17, 1996           $196,000                 $ 196,000
  Vice President, Advanced Systems Group                         (one year's salary)
David R. Malmberg.......................  May 28, 1996           $80,000                  $  80,000
  Vice President, Purchasing                                     (six month's salary)
John Faiman.............................  August 5, 1996         None                     $ 100,000(3)
  Vice President, U.S. Sales
D. Stephen DeWindt......................  September 30, 1996     $110,000                 $ 110,000
  Chief Executive Officer                                        (six month's salary)
Robert S. Beckett.......................  September 30, 1996     $150,000                 $ 100,000
  Vice President, Components                                     (one year's salary)

---------------

(1) Don Resnick had no written contract, only a resolution of the Board of Directors, with no provision for severance. $80,000 of his severance pay was structured as project completion pay.
(2) John Higgins had no written contract. He was given a repricing of his 175,000 shares under option from $2.00 to $.70 per share.
(3) John Faiman had no written contract.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Schedules

                                                                                        PAGE
                                                                                     REFERENCE
                                                                                     ----------
(1) Financial Statements included in Part II of this Report:
          Report of Independent Public Accountants.................................      F-1
          Statements of Operations.................................................      F-2
          Balance Sheets...........................................................      F-3
          Statements of Stockholders' Equity.......................................      F-4
          Statements of Cash Flows.................................................      F-5
          Notes to Financial Statements............................................      F-7
(2) Financial Statement Schedules
          Schedule II -- Valuation and Qualifying Accounts and Reserves............     F-17

     (b) Reports on Form 8-K

          Not Applicable

     (c) Exhibits

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                   TITLE OF DOCUMENT              PAGE NO.            LOCATION OF FILING
----------     --------------------------------------   --------    ----------------------------------
    3.01(a)*   Certificate of Incorporation of                                    SEC File No. 1-10397
               AmeriQuest as amended through                                    10-K for June 30, 1994
               September 22, 1994.
    3.01(b)    Amendment to the Certificate of                                    SEC File No. 1-10397
               Incorporation of AmeriQuest dated                           10-K for September 30, 1996
               April 1, 1996 pursuant to which
               authorized Common Stock was increased
               to 200,000,000 shares and authorized
               Preferred Stock was restored to
               5,000,000 shares
    3.01(c)*   Certificate of Designations for                                    SEC File No. 1-10397
               Preferred Stock issued and issuable to                           10-K for June 30, 1995
               Computer 2000.
    3.02*      By-laws of AmeriQuest                       189                   SEC File No. 33-81726
    4.01*      Reference is made to Exhibits 3.01 and
               3.02, the Certificate of Incorporation
               and By-laws, which define the rights
               of security holders
    4.02*      Specimen Stock Certificate                  274                   SEC File No. 33-81726
   10.01*      Inventory and Working Capital                                      SEC File No. 1-10397
               Financing Agreement dated May 5, 1995                            10-K for June 30, 1995
               by and between CDS Distribution, Inc.
               and IBM Credit Corporation, as
               amended.

 EXHIBIT
   NO.                   TITLE OF DOCUMENT              PAGE NO.            LOCATION OF FILING
----------     --------------------------------------   --------    ----------------------------------
   10.02*      Inventory and Working Capital                                      SEC File No. 1-10397
               Financing Agreement dated May 5, 1995                            10-K for June 30, 1995
               by and between CMS Enhancements, Inc.
               and IBM Credit Corporation, as
               amended.
   10.03*      Working Capital Financing Agreement                                SEC File No. 1-10397
               dated May 5, 1995 by and between                                 10-K for June 30, 1995
               AmeriQuest/Kenfil Inc. and IBM Credit
               Corporation, as amended.
   10.04*      Inventory and Working Capital                                      SEC File No. 0-18115
               Financing Agreement dated September                        8-K dated September 22, 1994
               21, 1994 by and between Robec, Inc.
               and IBM Credit Corporation, as
               amended.
   10.05*      Incentive Stock Option Plan                                        SEC File No. 2-96539
   10.06*      Employee Stock Bonus Plan                                             SEC File 33-23809
   10.07       1996 Equity Incentive Plan                                         SEC File No. 1-10397
                                                                           10-K for September 30, 1996
   10.08*      Employment Agreement for Steve DeWindt                             SEC File No. 1-10397
                                                                                10-K for June 30, 1995
   10.09*      Employment Agreement for Mark Mulford                              SEC File No. 1-10397
                                                                                10-K for June 30, 1995
   10.10       Employment Agreement for Michael                                   SEC File No. 1-10397
               Dressen                                                     10-K for September 30, 1996
   10.11       Employment Agreement for Holger Heims                              SEC File No. 1-10397
                                                                           10-K for September 30, 1996
   10.12       Employment Agreement for Dennis C.                                 SEC File No. 1-10397
               Fairchild                                                   10-K for September 30, 1996
   10.13       Employment Agreement for Ken Burke                                 SEC File No. 1-10397
                                                                           10-K for September 30, 1996
   10.14       Employment Agreement for Alexander C.                              SEC File No. 1-10397
               Kramer, Jr.                                                 10-K for September 30, 1996
   10.15*      Purchase Agreement dated August 7,                                 SEC File No. 1-10397
               1995 by and between AmeriQuest and                             8-K dated August 7, 1995
               Computer 2000 AG
   10.16       Promissory Notes in favor of Computer                              SEC File No. 1-10397
               2000 AG's lending sources, i.e.                             10-K for September 30, 1996
               Commerzbank Aktiengesellschaft,
               Deutsche Bank AG, Bayerische
               Hypotheken und Wechsel Bank
               Aktiengesellschaft ("Hypo Bank") and
               Bayerische Vereinsbank AG.
   10.17       Guarantee of Indebtedness from                                     SEC File No. 1-10397
               Computer 2000 AG and Commitment for                         10-K for September 30, 1996
               additional funding in 1997.
   10.18*      Agreement of Sublease dated December                              SEC File No. 33-81726
               5, 1994 by and between AmeriQuest and
               The Austin Company.

 EXHIBIT
   NO.                   TITLE OF DOCUMENT              PAGE NO.            LOCATION OF FILING
----------     --------------------------------------   --------    ----------------------------------
   10.19       Agreement of Subsublease dated January                             SEC File No. 1-10397
               18, 1996 by and between AmeriQuest,                         10-K for September 30, 1996
               SOS Office Systems, Inc. and Tenet
               Healthcare Corporation.
   10.20       Lease dated July 8, 1992, as amended,                              SEC File No. 1-10397
               by and between AmeriQuest as successor                      10-K for September 30, 1996
               in interest by merger to the interests
               of Ross White Enterprises, Inc. d/b/a
               "National Computer Distributors" and
               Horizon Associates Joint Venture.
   10.21       Lease Agreement dated January 1, 1994,                             SEC File No. 1-10397
               as amended, by and between AmeriQuest                       10-K for September 30, 1996
               as successor in interest by merger to
               the interests of Robec, Inc. and Bowe
               3 Partners.
   10.22       Commercial Lease Agreement dated                                   SEC File No. 1-10397
               November 22, 1994, by and between                           10-K for September 30, 1996
               AmeriQuest and Tradeport Partners.
   10.23       Lease Agreement dated January 3, 1995,                             SEC File No. 1-10397
               as amended, by and between AmeriQuest                       10-K for September 30, 1996
               as successor in interest by merger to
               the interests of Ross White
               Enterprises, Inc. d/b/a "National
               Computer Distributors" and Elk Grove
               Village Industrial Park.
   10.24       Standard Industrial                                                SEC File No. 1-10397
               Lease -- Multi-tenant dated March 1,                        10-K for September 30, 1996
               1994, by and between AmeriQuest as
               successor in interest by merger to the
               interests of Ross White Enterprises,
               Inc. d/b/a "National Computer
               Distributors" and Oates Business Park.
   10.25       Lease -- Industrial Commercial dated                               SEC File No. 1-10397
               September 12, 1994, by and between                          10-K for September 30, 1996
               AmeriQuest as successor in interest by
               merger to the interests of Ross White
               Enterprises, Inc. d/b/a "National
               Computer Distributors" and New World
               Partners Joint Venture.
   10.26       Lease Agreement dated on or about                                  SEC File No. 1-10397
               February 27, 1990, as amended, by and                       10-K for September 30, 1996
               between AmeriQuest as successor in
               interest by merger to the interests of
               Ross White Enterprises, Inc. d/b/a
               "National Computer Distributors" and
               Valwood West Associates and CIIF
               Associates.
   10.27       Lease Agreement dated January 25,                                  SEC File No. 1-10397
               1995, as amended, by and between                            10-K for September 30, 1996
               AmeriQuest and Anaheim Technology
               Center.

 EXHIBIT
   NO.                   TITLE OF DOCUMENT              PAGE NO.            LOCATION OF FILING
----------     --------------------------------------   --------    ----------------------------------
   10.28       Sublease dated as of September 4, 1996                             SEC File No. 1-10397
               by and between AmeriQuest and Central                       10-K for September 30, 1996
               Video, Inc.
   10.29       Standard Industrial/Commercial Single-                             SEC File No. 1-10397
               Tenant Lease -- Net, dated October 1,                       10-K for September 30, 1996
               1996 by and between CMS Enhancements,
               Inc. and ICM Investments, Ltd., as
               guaranteed by AmeriQuest.
   21.01       Subsidiaries of AmeriQuest                                         SEC File No. 1-10397
                                                                           10-K for September 30, 1996
   23.01       Consent of Arthur Andersen LLP to the                              SEC File No. 1-10397
               incorporation of their report included                      10-K for September 30, 1996
               in the Annual Report on Form 10-K of
               AmeriQuest for the fiscal year ended
               September 30, 1996 into AmeriQuest's
               previously filed Registration
               Statements.
   24.01       Powers of Attorney for Messrs. Harry                               SEC File No. 1-10397
               Krischik, Manfred H. Guenzel, Michael                       10-K for September 30, 1996
               Dressen, Holger Heims, Robert H.
               Beckett, Marc L. Werner and J.R. Dick
               Iverson
   27.01       Financial Data Schedule (for SEC use                               SEC File No. 1-10397
               only)                                                       10-K for September 30, 1995

---------------

* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hollywood, State of Florida, on the 16th day of December, 1996.

                                          AmeriQuest Technologies, Inc.

                                                  /s/ MICHAEL DRESSEN
                                          --------------------------------------
                                          By: Michael Dressen
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------

             /s/ MICHAEL DRESSEN               President and a Director      December 16, 1996
---------------------------------------------    (Principal Executive
               Michael Dressen                   Officer)

              /s/ HOLGER HEIMS                 Executive Vice President,     December 16, 1996
---------------------------------------------    Secretary and Director
                Holger Heims

           /s/ DENNIS C. FAIRCHILD             Chief Financial Officer       December 16, 1996
---------------------------------------------    (Principal Financial and
             Dennis C. Fairchild                 Accounting Officer)

           /s/ DR. HARRY KRISCHIK              Director                      December 16, 1996
---------------------------------------------
            Dr. Harry Krischik**

           /s/ MANFRED H. GUENZEL              Director                      December 16, 1996
---------------------------------------------
            Manfred H. Guenzel**

            /s/ ROBERT H. BECKETT              Director                      December 16, 1996
---------------------------------------------
             Robert H. Beckett**

             /s/ MARC L. WERNER                Director                      December 16, 1996
---------------------------------------------
              Marc L. Werner**

            /s/ J.R. DICK IVERSON              Director                      December 16, 1996
---------------------------------------------
             J.R. Dick Iverson**

             /s/ MICHAEL DRESSEN
---------------------------------------------
              Michael Dressen*,
              Attorney-in-Fact

              /s/ HOLGER HEIMS
---------------------------------------------
               Holger Heims,**
              Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriQuest Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of AmeriQuest Technologies, Inc. (a Delaware corporation) and subsidiaries (AmeriQuest) as of September 30, 1996, September 30, 1995 and June 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal year ended September 30, 1996, the three months ended September 30, 1995 and the fiscal years ended June 30, 1995 and June 30, 1994. These financial statements are the responsibility of AmeriQuest's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriQuest as of September 30, 1996, September 30, 1995 and June 30, 1995, and the results of their operations and their cash flows for the fiscal year ended September 30, 1996, the three months ended September 30, 1995, and the fiscal years ended June 30, 1995 and June 30, 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on page is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Los Angeles, California
December 16, 1996

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS
                                            YEAR ENDED           ENDED         YEAR ENDED     YEAR ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,      JUNE 30,       JUNE 30,
                                               1996              1995             1995           1994
                                           -------------     -------------     ----------     ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES................................   $   424,708       $   100,723      $  416,571     $  87,593
COST OF SALES............................       401,165            93,308         400,820        75,023
                                             ----------        ----------      ----------     ---------
  Gross profit...........................        23,543             7,415          15,751        12,570
OPERATING EXPENSES
  Selling, general and administrative....        45,998            13,019          53,471        14,144
  Intangibles write-off..................            --                --          23,777            --
  Lease termination and relocation
     costs...............................         6,400                --              --            --
  Restructuring costs....................            --                --              --         5,700
                                             ----------        ----------      ----------     ---------
                                                 52,398            13,019          77,248        19,844
                                             ----------        ----------      ----------     ---------
  Loss from operations...................       (28,855)           (5,604)        (61,497)       (7,274)
  Interest expense.......................         4,754             1,437           6,069           697
                                             ----------        ----------      ----------     ---------
  Net loss...............................   $   (33,609)      $    (7,041)     $  (67,566)    $  (7,971)
                                             ==========        ==========      ==========     =========
  Net loss per common share and common
     share equivalent....................   $     (0.76)      $     (0.30)     $    (3.76)    $   (1.33)
                                             ==========        ==========      ==========     =========
     Weighted average shares
       outstanding.......................    44,208,983        23,786,127      17,993,440     5,973,511
                                             ==========        ==========      ==========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,   SEPTEMBER 30,   JUNE 30,
                                                                 1996            1995          1995
                                                             -------------   -------------   --------
                                                                      (DOLLARS IN THOUSANDS)
                                               ASSETS
CURRENT ASSETS
  Cash.....................................................    $   2,300       $     210     $    970
  Accounts receivable, net of allowances for doubtful
     accounts of $5,811, $8,180 and $9,572 as of September
     30, 1996, September 30, 1995 and June 30, 1995,
     respectively..........................................       56,492          51,589       56,342
  Inventories..............................................       38,019          42,335       49,101
  Other current assets.....................................        2,837             975        1,362
                                                               ---------        --------     --------
          Total current assets.............................       99,648          95,109      107,775
PROPERTY AND EQUIPMENT, NET................................        6,134           7,527        6,649
INTANGIBLE ASSETS, net of accumulated amortization of
  $1,961, $961 and $754, as of September 30, 1996,
  September 30, 1995 and June 30, 1995, respectively.......        9,546          10,536       10,411
OTHER ASSETS...............................................        1,044           2,359        3,173
                                                               ---------        --------     --------
                                                               $ 116,372       $ 115,531     $128,008
                                                               =========        ========     ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable.........................................    $  36,152       $  36,792     $ 42,023
  Lines of credit..........................................       77,446          45,244       72,945
  Other current liabilities................................       10,858           9,244       14,234
                                                               ---------        --------     --------
          Total current liabilities........................      124,456          91,280      129,202
LONG-TERM OBLIGATIONS......................................        3,122           6,686        6,515
SUBORDINATED NOTE PAYABLE..................................           --              --       18,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value; authorized 5,000,000
     shares; issued and outstanding 0, 2,596,525 and 0 as
     of September 30, 1996, September 30, 1995 and June 30,
     1995, respectively....................................           --              26           --
  Common stock, $.01 par value; authorized 200,000,000
     shares; issued and outstanding 67,047,392, 23,896,140
     and 22,966,711 shares as of September 30, 1996,
     September 30, 1995 and June 30, 1995, respectively....          670             239          230
  Additional paid-in capital...............................      111,144         106,476       56,196
  Accumulated deficit......................................     (123,020)        (89,176)     (82,135)
                                                               ---------        --------     --------
          Total stockholders' equity (deficit).............      (11,206)         17,565      (25,709)
                                                               ---------        --------     --------
                                                               $ 116,372       $ 115,531     $128,008
                                                               =========        ========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                     -------------------   -------------------    PAID-IN     RETAINED
                                       SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     (DEFICIT)
                                     ----------   ------   ----------   ------   ----------   ---------
                                                           (DOLLARS IN THOUSANDS)
BALANCES AT JUNE 30, 1993..........          --    $ --     3,180,710    $ 32     $  15,210   $  (6,598)
Common stock issued by private
  placement........................          --      --     4,905,072      49         9,054          --
Common stock issued for business
  acquired.........................          --      --     1,730,330      17         3,011          --
Exercise of employee stock
  options..........................          --      --        41,667       1            70          --
Net loss for the year ended June
  30, 1994.........................          --      --            --      --            --      (7,971)
                                     ----------    ----    ----------    ----      --------   ---------
BALANCES AT JUNE 30, 1994..........          --    $ --     9,857,779    $ 99     $  27,345   $ (14,569)
                                     ----------    ----    ----------    ----      --------   ---------
Common stock issued by private
  placement and other..............          --      --     4,266,258      43         8,646          --
Common stock issued for business
  acquired.........................          --      --     8,352,148      84        19,019          --
Exercise of employee stock
  options..........................          --      --        32,834      --            51          --
Shares issued to employees.........          --      --       457,692       4         1,135          --
Net loss for the year ended June
  30, 1995.........................          --      --            --      --            --     (67,566)
                                     ----------    ----    ----------    ----      --------   ---------
BALANCES AT JUNE 30, 1995..........          --    $ --    22,966,711    $230     $  56,196   $ (82,135)
                                     ----------    ----    ----------    ----      --------   ---------
Conversion of subordinated note
  payable..........................     810,811       8            --      --        17,992          --
Sale of subsidiary (Note 13).......          --      --      (350,000)     (4)         (697)         --
Common stock issued by private
  placement and other..............          --      --     1,229,429      12         1,719          --
Exercise of employee stock
  options..........................          --      --        50,000       1            37          --
Sale of preferred stock............   1,785,714      18            --      --        31,229          --
Net loss for the three months ended
  September 30, 1995...............          --      --            --      --            --      (7,041)
                                     ----------    ----    ----------    ----      --------   ---------
BALANCES AT SEPTEMBER 30, 1995.....   2,596,525    $ 26    23,896,140    $239     $ 106,476   $ (89,176)
                                     ----------    ----    ----------    ----      --------   ---------
Exercise of employee stock
  options..........................          --      --        82,500       1             3          --
Preferred stock issued for
  acquisition......................      25,830      --            --      --         1,603          --
Common stock issued for
  acquisition......................          --      --     3,969,905      40         2,367          --
Exercise of warrants by Computer
  2000.............................     301,249       3            --      --           232          --
Common stock issued for legal
  settlement (Note 8)..............          --      --       500,000       5           305          --
Common stock issued for Series G
  preferred stock dividend.........          --      --       197,958       2           233        (235)
Preferred stock conversion.........  (2,923,604)    (29)   33,104,371     330          (302)         --
Exercise of warrants by Computer
  2000.............................          --      --     5,296,518      53           227          --
Net loss for the year ended
  September 30, 1996...............          --      --            --      --            --     (33,609)
                                     ----------    ----    ----------    ----      --------   ---------
BALANCES AT SEPTEMBER 30, 1996.....          --    $ --    67,047,392    $670     $ 111,144   $(123,020)
                                     ==========    ====    ==========    ====      ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEAR ENDED     THREE MONTHS ENDED    YEAR ENDED   YEAR ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,       JUNE 30,     JUNE 30,
                                                 1996               1995              1995         1994
                                             -------------   -------------------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss...................................    $ (33,609)         $  (7,041)        $(67,566)    $ (7,971)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization............        3,235                691            4,723        1,107
  Intangibles write-off....................           --                              23,777           --
  Provision for losses on accounts
     receivable............................        1,661                758            5,787          577
  Provision for losses on inventories......        7,482                462           17,039        1,714
  Loss on sale of equipment................                              --            1,540           --
  Loss on abandonment of leasehold
     improvements..........................          956                 --               --           --
  Changes in operating assets and
     liabilities:
     (Increase)/decrease in accounts
       receivable..........................       (6,564)             3,995           (3,016)      (1,698)
     (Increase)/decrease in inventories and
       other...............................       (5,028)             6,304             (390)      (1,447)
     (Increase)/decrease in other assets...        1,305                868             (189)       1,500
     Increase/(decrease) in accounts
       payable and other...................        1,728            (10,050)         (25,312)      (2,190)
                                                --------           --------         --------     --------
Net cash used in operating activities......      (28,834)            (4,013)         (43,607)      (8,408)
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of property and equipment, net
     of disposals..........................       (1,798)            (1,361)          (4,316)      (1,546)
  Net cash paid for acquisition of
     businesses, net of cash acquired......           --                 --           (1,973)         769
                                                --------           --------         --------     --------
Net cash used in investing activities......       (1,798)            (1,361)          (6,289)        (777)
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from (payments on) line of
     credit borrowings, net................       32,202            (27,701)          20,926        3,741
  Proceeds from subordinated debt..........           --                 --           18,000           --
  Proceeds from sale of preferred and
     common stock..........................          520             32,315            8,740        7,624
                                                --------           --------         --------     --------
Net cash provided by financing
  activities...............................       32,722              4,614           47,666       11,365
                                                --------           --------         --------     --------
Increase/(decrease) in cash................        2,090               (760)          (2,230)       2,180
Cash -- beginning of period................          210                970            3,200        1,020
                                                --------           --------         --------     --------
Cash -- end of period......................    $   2,300          $     210         $    970     $  3,200
                                                ========           ========         ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(DOLLARS IN THOUSANDS)

INTEREST ON LINES OF CREDIT:

     During the fiscal year ended September 30, 1996, the three months ended September 30, 1995, and the fiscal years ended June 30, 1995 and 1994, the Company paid interest costs of approximately $4,774, $1,886, $5,974 and $728, respectively.

INCOME TAXES:

     During the fiscal year ended September 30, 1996, the three months ended September 30, 1995, and the fiscal years ended June 30, 1995 and 1994, the Company made no tax payments.

NONCASH INVESTING AND FINANCING ACTIVITIES:

  ACQUISITION OF ROBEC MINORITY INTEREST:

          During the fiscal year ended September 30, 1996, the Company issued approximately 6,750,874 shares of common stock valued at $4,245 in exchange for the remaining minority interest of Robec, Inc.

  LEGAL SETTLEMENT:

          During the fiscal year ended September 30, 1996, the Company issued 500,000 shares of common stock for full settlement of an accrued legal liability of $310.

  CONVERSION OF SUBORDINATED NOTE PAYABLE AND PREFERRED STOCK INTO COMMON STOCK:

          During the three months ended September 30, 1995, the Company issued approximately 811,000 shares of preferred stock upon conversion of an $18,000 subordinated note payable.

          During the fiscal year ended June 30, 1994, the Company issued approximately 522,000 shares of common stock upon conversion of a $1,550 subordinated note payable.

          During the fiscal year ended September 30, 1996, the Company converted 2,923,604 shares of preferred stock into 33,104,371 shares of the Company's common stock.

INTANGIBLE WRITE-OFF:

          During the fiscal year ended June 30, 1995, the Company wrote-off $23,777 of intangibles related to the termination of its entertainment software business and impairment of intangible assets at certain acquired regional distributors.

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business. AmeriQuest Technologies, Inc. and subsidiaries ("Company" or "AmeriQuest") is a national value-added wholesale distributor of computer hardware and related products to value-added resellers, system integrators, computer retailers and other distributors. AmeriQuest is also a supplier of hard disk drive subsystems compatible with leading business computers, through its wholly-owned subsidiary, CMS Enhancements, Inc. ("CMS"). CMS also offers disk array, magneto-optical, CD-ROM, floppy disk drives and magnetic tape back-up subsystems. Through its wholly-owned subsidiary, AmeriQuest/Kenfil, Inc., AmeriQuest distributes business applications, utilities, graphics and communication software to the Asian market.

     The Company operates in the personal computer industry, which is affected by significant technological change and short product life cycles. Product lines sold by AmeriQuest are also offered by many other distributors, which in combination with short product life cycles, can result in rapid declines in product gross margins. In addition, inventory is subject to loss due to short-term technological obsolescence. No one customer represents more than 10 percent of consolidated revenues. The Company's largest vendor accounted for
approximately 14%,      %, 11% and 20% of the Company's purchases during the
fiscal year ended September 30, 1996, the three months ended September 30, 1995 and fiscal years ended June 30, 1995 and 1994, respectively. No other vendor represented 10% or more of the Company's purchases during these periods.

     Basis of consolidation. The consolidated financial statements include the accounts of AmeriQuest and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Accounting period. Effective September 30, 1995, the Company changed its fiscal year end to September 30. The Company's 1995 and 1994 fiscal years ended on the Saturday closest to June 30, 1995 and the Friday closest to June 30, 1994, respectively. The year end dates for the past three fiscal years were September 30, 1996, July 1, 1995 and June 30, 1994. For presentation purposes, fiscal year ends 1995 and 1994 are referred to as June 30. Results for the three months ended September 30, 1995 and September 30, 1994 (unaudited) consist of the following (in thousands except per share data):

                                                                                (UNAUDITED)
                                                                     1995          1994
                                                                  -----------   -----------
    Net sales...................................................  $   100,723   $    49,476
    Gross profit................................................        7,415         4,772
    Operating loss..............................................       (5,604)         (386)
    Net loss....................................................       (7,041)       (1,113)
    Loss per share..............................................         (.30)         (.10)
    Weighted average shares.....................................   23,786,127    11,622,873

     Inventories. Inventories consist principally of computer hardware and software held for resale and are stated at the lower of first-in, first-out or market. Reserves for inventory obsolescence and slow moving product are provided based upon specified criteria, such as recent sales activity and date of purchase.

     Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line method over estimated useful lives as follows:

    Equipment...............................................................  5 years
    Furniture and fixtures..................................................  5 years
    Leasehold improvements..................................................  Lease term
    Vehicles................................................................  3 to 5 years

     Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

     Intangible assets. Intangible assets relate primarily to acquired distribution channels and related vendor relationships and market positions. Intangibles are amortized using the straight-line method from the date of acquisition over the expected period to be benefitted, currently estimated at 10 years. In determining the appropriate amortization period, the Company considered the historical length of the acquiree's vendor relationships and the overall size and quality of the vendors and their product offerings. On a quarterly basis, the Company assesses the recoverability of intangible assets based upon consideration of past performance and future expectations of undiscounted cash flow on an acquisition by acquisition basis to the extent separately identifiable, in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long Lived Assets to be Disposed of." To the extent separate assessment of such acquired intangibles is no longer feasible (i.e. as a result of integrating multiple acquisitions into a single business unit), such assessment is performed on a combined basis as appropriate.

     During the quarter ended June 30, 1995, in anticipation of the completion of Computer 2000 AG's (Computer 2000) equity investment, the Company, with input from Computer 2000 management, terminated its entertainment software business to focus its management efforts and capital in the higher margin, value-added products, application software and computer hardware distribution businesses. Management determined that future operating cash flow from certain regional acquisitions were not sufficient to recover the related intangible assets. As a result of these assessments, the Company wrote-off approximately $23.8 million of intangibles related to the termination of its entertainment software business and the impairment of intangibles related to acquired regional distributors.

     Market development funds and volume incentive rebates. In general, vendors provide various incentive programs to the Company. The funds received under these programs are determined based on purchases and/or sales of the vendors' product and the performance of certain training, advertising and other market development activities. Revenue associated with these funds is recorded when earned either as a reduction of selling, general and administrative expenses or product cost, according to the specific nature of the program.

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

     Income taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws. Additionally, SFAS 109 requires that deferred tax assets be evaluated and a valuation allowance be established if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.

     Net loss per common share and common share equivalent. Net loss per common share and common share equivalent is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents that increase earnings per share or decrease loss per share are excluded from the computation.

     Reclassifications. Certain amounts in the prior periods have been reclassified to conform to the current year's presentation.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

2.  ACQUISITIONS

     The Company has pursued a strategy of growth through acquisition by acquiring regional distributors with the goal of creating a national distributor of value-added computers, subsystems and peripherals. The success of this strategy is dependent upon the ability of the Company to effectively consolidate and integrate the operations of the acquired businesses, combine different cultures and obtain adequate financing to complete acquisitions and fund working capital requirements. All of the Company's acquisitions completed during fiscal years June 30, 1994 through September 30, 1996 have been accounted for in accordance with the purchase method of accounting. The Company's consolidated financial statements include acquiree's results of operations from the effective acquisition dates.

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

     AmeriQuest/Kenfil, Inc. ("Kenfil"). As of June 30, 1994, the Company acquired 51% of the outstanding common stock of Kenfil for common stock of the Company. Kenfil distributed microcomputer software in both the U.S. and Asia. As of September 1994, the Company acquired the remaining 49% of the outstanding common stock of Kenfil and converted certain trade and subordinated debt of Kenfil for common and preferred stock, subsequently converted to common stock of the Company. During the fiscal year ended June 30, 1995, the former U.S. operations of Kenfil, including principally educational and entertainment software distribution, were terminated by the Company. Total consideration given for the Kenfil acquisition was 5,846,162 shares of the Company's common stock valued at approximately $14 million, plus transaction costs of $785,000.

     Robec, Inc. ("Robec"). As of September 1994, the Company acquired 50.1% of the outstanding common stock of Robec for common stock of the Company. Robec was a distributor of computer products and services, specializing in systems and UNIX applications based in Horsham, Pennsylvania. In November 1995, the Company acquired the remaining 49.9% of Robec outstanding common stock not owned by the Company.

     The Robec merger agreement required the Company to issue additional common shares to provide former and current Robec shareholders participating in the merger with a minimum value associated with the Company's common stock issued or to be issued to complete the merger transaction. Based upon the exchange ratio included in the Robec merger agreement, 1,402,805 shares of the Company's common stock valued at $2.7 million were issued in exchange for 50.1 percent of Robec's common stock in September 1994. Due to the minimum value provisions and adjustments to the exchange ratio included in the amended Robec merger agreement, an additional 3,969,905 shares of the Company's common stock, 25,830 shares of Series G convertible preferred stock, (convertible into 2,583,011 shares of common stock) and a related preferred stock dividend of 197,958 shares of common stock were issued to complete the Robec merger. The additional common and preferred shares issued were valued at $4.2 million. Total consideration, after conversion of the Series G convertible preferred stock into common stock, was 8,153,679 shares of the Company's common stock valued at $6.9 million, plus transaction costs of $265,000.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

     National Computer Distributors ("NCD"). In November 1994, the Company acquired all of the outstanding common stock of Ross White Enterprises, Inc. d/b/a "National Computer Distributors" ("NCD") for cash and common stock of the Company. NCD was a distributor of computer products and services, specializing in systems and connectivity applications. Total consideration given in the NCD acquisition was 1,864,767 shares of the Company's common stock valued at $4.1 million and cash of $3.4 million.

     Management believes that distribution channel access represents the most significant intangible acquired in connection with the acquisitions discussed above. Management initially assigned a 10 year economic life to this intangible asset as that is the period in which management expects to derive benefit from the existing vendor relationships and market positions. Management determined that 10 years is an appropriate economic life based upon the historical length of the acquiree's vendor relationships and the overall size and quality of the acquiree's vendors and their product offerings. See Note 1 for a discussion of the Company's policy for evaluating the realization of the intangible assets, the termination of the entertainment software business and the related fiscal 1995 write-off of intangibles.

     The following unaudited pro forma combined information shows the results of the Company's operations for the fiscal year ended June 30, 1995, as though the acquisitions and the Computer 2000 equity investment (see Note 9) all had occurred as of the beginning of the fiscal year (in thousands except per share data):

                                                                              YEAR ENDED
                                                                               JUNE 30,
                                                                              -----------
                                                                                 1995
                                                                              -----------
    Revenues................................................................  $   520,134
    Net loss................................................................       70,020
    Net loss per share......................................................         1.33
    Weighted average shares.................................................   52,729,000

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

     The entertainment software business of Kenfil contributed revenues of $25 million and incurred net losses of $25.9 million on a pro forma basis during fiscal year 1995.

3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                  SEPTEMBER 30,
                                                                ------------------  JUNE 30,
                                                                  1996      1995      1995
                                                                --------  --------  --------
    Finished goods............................................   $36,684   $40,815   $46,628
    Raw materials and subassemblies...........................     1,335     1,520     2,473
                                                                 -------   -------   -------
                                                                 $38,019   $42,335   $49,101
                                                                 =======   =======   =======

     Inventories are reflected net of reserves of approximately $6.8 million, $13.3 million and $13.8 million at September 30, 1996, September 30, 1995 and June 30, 1995, respectively. In estimating the inventory reserves, management relied upon its knowledge of the industry, projected sales volumes, current inventory levels, and aging of product on-hand. Because of the assumptions used, the amounts the Company will ultimately realize could differ materially in the near term from the net inventory balances as included in the accompanying financial statements. Inventories do not contain any labor or overhead.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

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

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                  SEPTEMBER 30,
                                                                -----------------   JUNE 30,
                                                                 1996      1995       1995
                                                                -------   -------   --------
    Equipment.................................................  $12,130   $12,011   $ 10,753
    Furniture and fixtures....................................    4,866     5,499      4,156
    Leasehold improvements....................................    2,193     2,475      2,358
                                                                 ------    ------     ------
                                                                 19,189    19,985     17,267
    Less accumulated depreciation and amortization............   13,055    12,458     10,618
                                                                 ------    ------     ------
                                                                $ 6,134   $ 7,527   $  6,649
                                                                 ======    ======     ======

5.  LINES OF CREDIT

     As of September 30, 1996, the Company maintained floor planning arrangements with IBM Credit Corporation (IBMCC) for a maximum credit line of $35 million, bearing interest at the lender's prime rate plus two and five-eighths percent (10.88 percent at September 30, 1996). The borrowing base under the IBMCC facility is limited to a contractual percentage of eligible
inventories and receivables, which totaled $49,954, $       and $       at
September 30, 1996, September 30, 1995 and June 30, 1995, respectively. At September 30, 1996, all inventories and accounts receivable were pledged as collateral under this facility and IBMCC holds liens on substantially all other assets owned by the Company. The amount outstanding under this arrangement at September 30, 1996 was $12.3 million.

     At September 30, 1996, the terms of the IBMCC lending agreement included certain restrictive covenants which required the maintenance of specified financial ratios generally related to tangible net worth, working capital and total debt to tangible net worth. At various dates during fiscal year 1995 and at September 30, 1996, the Company was in default with certain financial covenants. In December 1996, the Company received an amendment to its credit agreement with IBMCC, which waived the financial covenants the Company was not in compliance with at September 30, 1996 and reduced the maximum borrowings under the line of credit to $20 million.

     In December 1995, the Company obtained lines of credit with four Germany-based financial institutions at Libor-based interest rates which, in the aggregate, provided for revolving credit totaling $66 million as of September 30, 1996. In October 1996, the total credit granted under these credit facilities was increased by $10 million to allow a maximum extension of financing to the Company of $76 million. All of the aforementioned German lines of credit are guaranteed by Computer 2000 at September 30, 1996. Computer 2000's guarantees expire on September 30, 1997, and the lines of credit guaranteed by Computer 2000 mature on March 31, 1997.

     As of September 30, 1995 and June 30, 1995, the Company had a revolving line of credit with a bank that provided for borrowings up to $30 million and $27 million, respectively, limited to specified percentages of

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES eligible accounts receivable and inventory, with monthly interest at prime plus one and one-half percent. Borrowings under the revolving credit agreement were collateralized by the Company's trade accounts receivable, inventories and property and equipment. The line of credit was paid in full and replaced by the above German credit facilities in December 1995.

     The weighted average interest rate for all borrowings under the above credit facilities was 6.4%, 11.2%, 11.2% and 8.0% at September 30, 1996, September 30, 1995, June 30, 1995 and June 30, 1994, respectively.

6.  INCOME TAXES

     The deferred tax assets, net of the valuation allowance, of the Company consist of the following (in thousands):

                                                            SEPTEMBER, 30,
                                                         ---------------------     JUNE 30,
                                                           1996         1995         1995
                                                         --------     --------     --------
    Inventory reserves.................................  $  2,694     $  5,420     $  6,962
    Allowance for doubtful accounts....................     2,253        3,440        4,995
    Other..............................................     5,780        2,110        4,492
    Net operating loss carryforwards...................    48,273       25,619       20,780
    Valuation allowance................................   (59,000)     (36,589)     (37,229)
                                                         --------     --------     --------
                                                         $     --     $     --     $     --
                                                         ========     ========     ========

     The valuation allowances at September 30, 1996 and 1995 and June 30, 1995 were provided because it is not more likely than not, as defined in SFAS 109, that the deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

     The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):

                                                        SEPTEMBER 30,           JUNE 30,
                                                      ------------------   ------------------
                                                        1996      1995       1995      1994
                                                      --------   -------   --------   -------
    Tax credit computed at statutory rate...........  $(13,444)  $(2,816)  $(27,026)  $(3,200)
    Intangible write-off and amortization...........       400        83      9,553        57
    Net operating losses not benefitted.............    13,044     2,733     17,473     3,143
                                                      --------   -------   --------   -------
                                                      $     --   $    --   $     --   $    --
                                                      ========   =======   ========   =======

     At September 30, 1996, the Company had an income tax operating loss carryforward of approximately $128 million, which is available to offset earnings in future periods through 2011, subject to limitations discussed below. The Company experienced "ownership changes" in 1994 and 1995 for income tax purposes, which will result in future annual limitations on the utilization of net operating loss carryforwards to approximately $2.6 million per year.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

7.  COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office, warehouse space and certain equipment under operating leases. Future minimum rental commitments for all non-cancelable operating leases at September 30, 1996 are as follows (in thousands):

YEAR ENDED SEPTEMBER 30,
------------------------
        1997...............................................................  $ 3,681
        1998...............................................................    2,786
        1999...............................................................    2,579
        2000...............................................................    2,033
        2001...............................................................    1,497
        Thereafter.........................................................    5,406
                                                                             -------
                                                                             $17,982
        Less: sublease income..............................................   10,286
                                                                             -------
                                                                             $ 7,696
                                                                             =======

     Total rental expense under non-cancelable agreements for the periods ending September 30, 1996, September 30, 1995, June 30, 1995 and June 30, 1994 was approximately $3,759,000, $1,232,000, $4,291,000 and $1,083,000, respectively.

     The Company is contingently liable at September 30, 1996 under the terms of repurchase agreements with financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under those agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have been immaterial in the past. Sales under these agreements during the years ended September 30, 1996, September 30, 1995, June 30, 1995 and June 30, 1994 were approximately $16 million, $2 million, $17 million, and $7 million, respectively.

8.  LEGAL PROCEEDINGS

     Richard M. Terrell, et al. vs. AmeriQuest Technologies, Inc. In June 1995, the Company entered into a settlement agreement with Microware Corporation ("Microware") regarding a default judgment in the amount of $15.9 million which had been entered against the Company in favor of certain shareholders of the defunct Microware. The underlying lawsuit relates to the Company's decision not to proceed with the acquisition of Microware in early 1993. Under the terms of the settlement the Company issued 125,000 shares of its common stock to the plaintiffs and paid $50,000 in cash in exchange for vacation of the default judgment, without prejudice. The plaintiffs refiled their claim in July 1995, seeking $8 million of compensatory damages and $50 million of punitive damages. The Company issued 500,000 additional shares of its common stock to the plaintiffs in February 1996 in full settlement of the claim.

     Kenfil vs. RLI Insurance Company. On July 12, 1994, Kenfil filed suit to recover additional monies from RLI Insurance (RLI) for damage incurred in the January 17, 1994 Northridge earthquake. RLI cross-claimed on August 12, 1994 for the return of $840,000 paid on claims submitted by Kenfil based on affidavits from former Kenfil employees alleging that they had been instructed, following the earthquake, to intentionally destroy additional inventory. RLI contends that it is not obligated to cover any portion of the damage caused by the earthquake because of the possible fraud involved with such actions; while the management of Kenfil maintains that only that portion of damages actually incurred during the earthquake were submitted as claimed losses. There exists a question of fact as to whether RLI justifiably relied on the inclusion of intentionally damaged products among the products counted by RLI's agents. There is also a question of fact as to whether the actions of Kenfil's employees in damaging additional inventory were instigated by upper-

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES level management and a question of law as to whether the managers of Kenfil are able to take unauthorized actions which can be attributed to Kenfil. Although there is evidence available to prove the actual damage immediately following the earthquake, no assurance can be given as to the final outcome of this legal matter.

     The Company is also a party to various other legal matters. Based upon discussions with counsel, management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's future financial position or its results of operations.

 9.  COMPUTER 2000 PURCHASE AGREEMENT AND RELATED BUSINESS TRANSACTIONS

     In November 1994, AmeriQuest and Computer 2000 entered into an agreement pursuant to which Computer 2000 agreed to invest approximately $50 million in AmeriQuest in exchange for a majority ownership interest in AmeriQuest. Under the agreement Computer 2000 initially loaned AmeriQuest $18 million in the form of a subordinated note payable.

     In August 1995, Computer 2000 exchanged the $18 million subordinated note for 810,811 shares of AmeriQuest's Series A preferred stock (convertible into 8,108,110 shares of common stock). In addition, Computer 2000 purchased from AmeriQuest, for $31.2 million, 1,785,714 shares of Series B preferred stock (convertible into 17,857,140 shares of common stock). In April 1996, the 810,811 shares of Series A preferred stock and the 1,785,714 shares of Series B preferred stock, noted above, were converted into 8,108,110 and 17,857,140 shares of common stock, respectively.

     In connection with the conversion of the $18 million subordinated note, the capital infusion of $31.2 million, the completion of the Robec merger and various private placements throughout the fiscal year, Computer 2000 has been issued warrants to purchase additional shares of common stock at prices ranging from $.05 to $.53 per common share. During fiscal year ended September 30, 1996, warrants were exercised by Computer 2000 to purchase 7,868,518 shares of common stock. Assuming the exercise of the remaining warrants, Computer 2000 will hold approximately 58% of the outstanding voting stock of the Company.

     In March 1996, the shareholders approved an increase in the authorized common stock of the Company from 30 to 200 million shares.

     During November 1996, Computer 2000 has obligated itself to provide AmeriQuest with additional financing early in calendar 1997 in the amount of $30 million.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

10.  STOCK OPTION PLANS

     The Company has instituted various stock option plans which authorize the granting of options to key employees, directors, officers, vendors and customers to purchase shares of the Company's common stock. All grants of options during the years presented have been to employees or directors and were granted at the then quoted market price. A summary of shares available for grant and the options outstanding under the plans is as follows:

                                                        SHARES
                                                       AVAILABLE       OPTIONS          PRICE
                                                       FOR GRANT     OUTSTANDING        RANGE
                                                      -----------    -----------     -----------
    BALANCES, JUNE 30, 1993.........................      208,250       192,845      $ 1.50-3.00
    Increase in shares available for grant..........      250,000            --               --
    Options granted.................................     (20,000)        20,000        2.38-4.50
    Options exercised...............................           --       (41,667)       1.50-2.00
    Cancelled.......................................       78,818       (78,818)              --
                                                       ----------     ---------       ----------
    BALANCES, JUNE 30, 1994.........................      517,068        92,360      $ 1.50-4.50
    Options exercised...............................           --       (32,834)            1.50
    Cancelled.......................................        2,625        (2,625)       1.50-2.38
                                                       ----------     ---------       ----------
    BALANCES, JUNE 30, 1995.........................      519,693        56,901      $ 1.50-4.50
    Increase in shares available for grant..........    2,000,000                             --
    Options granted.................................  (2,795,000)     2,795,000        0.05-4.50
    Cancelled.......................................      429,327      (429,327)       1.50-2.00
                                                       ----------     ---------       ----------
    BALANCES, SEPTEMBER 30, 1995....................      154,020     2,422,574      $ 0.05-4.50
    Options granted.................................    (301,978)       301,978        0.45-2.00
    Options exercised...............................           --       (82,500)            0.05
    Cancelled.......................................      447,561      (447,561)       0.45-4.50
                                                       ----------     ---------       ----------
    BALANCES, SEPTEMBER 30, 1996....................      299,603     2,194,491      $ 0.05-4.50
                                                       ==========     =========       ==========

     Of the 2,194,491 options outstanding, 1,620,074 options outstanding are currently exercisable.

11.  LOSS ON SUBLEASE, RELOCATION AND RESTRUCTURING COSTS

     During fiscal year 1994, the Company restructured certain of its activities in order to emphasize and streamline its operations in value-added distribution. The components of the restructuring charges are as follows (dollars in thousands):

    Employee terminations............................................ $  500
    Facilities abandonment...........................................    300
    Discontinued product lines.......................................  4,900
                                                                      ------
                                                                      $5,700
                                                                      ======

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

     During fiscal year 1996, the Company closed its corporate headquarters in California and moved its operations to Florida. The components of the loss on sublease and relocation costs are as follows (dollars in thousands):

    Abandonment of leasehold improvements............................. $  956
    Lease payments in excess of sublease income.......................  2,744
    Personnel costs...................................................  1,455
    Other.............................................................  1,245
                                                                       ------
                                                                       $6,400
                                                                       ======

     As of September 30, 1996, approximately $2.4 million is accrued for and is primarily related to future lease payments in excess of sublease income.

12.  FOREIGN SALES INFORMATION

     A summary of the Company's operations by geographic area is as follows (in thousands):

                                                     U.S.     FAR EAST   ELIMINATION   CONSOLIDATED
                                                   --------   --------   -----------   ------------
    YEAR ENDED SEPTEMBER 30, 1996
    Sales to unaffiliated customers..............  $404,151   $ 20,557    $      --      $424,708
    Loss (income) from operations................    29,231       (376)          --        28,855
    Identifiable assets..........................   110,955      5,417           --       116,372
    THREE MONTHS ENDED SEPTEMBER 30, 1995
    Sales to unaffiliated customers..............  $ 94,742   $  5,981    $      --      $100,723
    Loss from operations.........................     5,541         63           --         5,604
    Identifiable assets..........................   109,419      6,112           --       115,531
    YEAR ENDED JUNE 30, 1995
    Sales to unaffiliated customers..............  $374,552   $ 42,019    $      --      $416,571
    Loss from operations.........................    60,746        751           --        61,497
    Identifiable assets..........................   122,548      5,460           --       128,008
    YEAR ENDED JUNE 30, 1994
    Sales to unaffiliated customers..............  $ 62,089   $ 25,504    $      --      $ 87,593
    Transfers between geographic areas...........     4,107        298       (4,405)           --
    Net sales....................................    66,196     25,802       (4,405)       87,593
    Loss from operations.........................     7,182         92           --         7,274
    Identifiable assets..........................    62,584      2,561           --        65,145

     There were no intercompany transfers between geographic areas during fiscal 1996, the three months ended September 30, 1995 and fiscal 1995.

     United States sales include export sales of approximately $41.9 million, $1.6 million, $6.4 million and $2.3 million made principally to Europe, Latin America, the Far East and Canada during the fiscal year ended September 30, 1996, the three months ended September 30, 1995 and the fiscal years ended June 30, 1995 and 1994, respectively.

13.  DISPOSITIONS

     In August 1995, the Company completed the sale of its Singapore subsidiary, ("CMS Singapore") to a former officer and director of the Company. The Company exchanged all of the stock of CMS Singapore for 350,000 shares of the Company's previously issued common stock. Consideration received for the divestiture of CMS Singapore is approximately equal to its net book value. Sales of CMS Singapore approximated $20 million during the fiscal year ended June 30, 1995. There were no sales during the three months ended September 30, 1995.

     In March 1996, the Company closed its Australia subsidiary, ("CMS Australia"). Sales of CMS Australia were approximately $1 million, $700,000, and $2 million during the fiscal year ended September 30, 1996, the three months ended September 30, 1995, and the fiscal year ended June 30, 1995, respectively.

                                                                     SCHEDULE II

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                          ADDITIONS
                                             BALANCE AT   CHARGED TO   DEDUCTIONS --              BALANCE
                                             BEGINNING     COST AND      ACCOUNTS                AT END OF
               DESCRIPTIONS                  OF PERIOD     EXPENSES    WRITTEN-OFF    OTHER       PERIOD
-------------------------------------------  ----------   ----------   ------------   ------     ---------
                                                                (DOLLARS IN THOUSANDS)
Allowance for Doubtful Accounts:
  July 1, 1993 to June 30, 1994............   $    253     $    577      $    353                 $    477
  July 1, 1994 to June 30, 1995............   $    477     $  5,787      $    622     $3,930(1)   $  9,572
  July 1, 1995 to September 30, 1995.......   $  9,572     $    758      $  2,150                 $  8,180
  October 1, 1995 to September 30, 1996....   $  8,180     $  1,661      $  4,030                 $  5,811
Inventory Reserve:
  July 1, 1993 to June 30, 1994............   $  3,096     $  1,714      $  2,177                 $  2,633
  July 1, 1994 to June 30, 1995............   $  2,633     $ 17,039      $ 13,354     $7,461(1)   $ 13,779
  July 1, 1995 to September 30, 1995.......   $ 13,779     $    462      $    929                 $ 13,312
  October 1, 1995 to September 30, 1996....   $ 13,312     $  7,482      $ 13,976                 $  6,828

(1) Additions to reserves related to acquisitions accounted for as part of their purchase price allocation.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                   TITLE OF DOCUMENT              PAGE NO.            LOCATION OF FILING
----------     --------------------------------------   --------    ----------------------------------
    3.01(a)*   Certificate of Incorporation of                                    SEC File No. 1-10397
               AmeriQuest as amended through                                    10-K for June 30, 1994
               September 22, 1994.
    3.01(b)    Amendment to the Certificate of                                    SEC File No. 1-10397
               Incorporation of AmeriQuest dated                           10-K for September 30, 1996
               April 1, 1996 pursuant to which
               authorized Common Stock was increased
               to 200,000,000 shares and authorized
               Preferred Stock was restored to
               5,000,000 shares

    3.01(c)*   Certificate of Designations for                                    SEC File No. 1-10397
               Preferred Stock issued and issuable to                           10-K for June 30, 1995
               Computer 2000.

    3.02*      By-laws of AmeriQuest                       189                   SEC File No. 33-81726

    4.01*      Reference is made to Exhibits 3.01 and
               3.02, the Certificate of Incorporation
               and By-laws, which define the rights
               of security holders

    4.02*      Specimen Stock Certificate                  274                   SEC File No. 33-81726

   10.01*      Inventory and Working Capital                                      SEC File No. 1-10397
               Financing Agreement dated May 5, 1995                            10-K for June 30, 1995
               by and between CDS Distribution, Inc.
               and IBM Credit Corporation, as
               amended.

   10.02*      Inventory and Working Capital                                      SEC File No. 1-10397
               Financing Agreement dated May 5, 1995                            10-K for June 30, 1995
               by and between CMS Enhancements, Inc.
               and IBM Credit Corporation, as
               amended.

   10.03*      Working Capital Financing Agreement                                SEC File No. 1-10397
               dated May 5, 1995 by and between                                 10-K for June 30, 1995
               AmeriQuest/Kenfil Inc. and IBM Credit
               Corporation, as amended.

   10.04*      Inventory and Working Capital                                      SEC File No. 0-18115
               Financing Agreement dated September                        8-K dated September 22, 1994
               21, 1994 by and between Robec, Inc.
               and IBM Credit Corporation, as
               amended.

   10.05*      Incentive Stock Option Plan                                        SEC File No. 2-96539

   10.06*      Employee Stock Bonus Plan                                             SEC File 33-23809

   10.07       1996 Equity Incentive Plan                                         SEC File No. 1-10397
                                                                           10-K for September 30, 1996

   10.08*      Employment Agreement for Steve DeWindt                             SEC File No. 1-10397
                                                                                10-K for June 30, 1995

   10.09*      Employment Agreement for Mark Mulford                              SEC File No. 1-10397
                                                                                10-K for June 30, 1995

   10.10       Employment Agreement for Michael                                   SEC File No. 1-10397
               Dressen                                                     10-K for September 30, 1996

   10.11       Employment Agreement for Holger Heims                              SEC File No. 1-10397
                                                                           10-K for September 30, 1996

   10.12       Employment Agreement for Dennis C.                                 SEC File No. 1-10397
               Fairchild                                                   10-K for September 30, 1996

 EXHIBIT
   NO.                   TITLE OF DOCUMENT              PAGE NO.            LOCATION OF FILING
----------     --------------------------------------   --------    ----------------------------------

   10.13       Employment Agreement for Ken Burke                                 SEC File No. 1-10397
                                                                           10-K for September 30, 1996

   10.14       Employment Agreement for Alexander C.                              SEC File No. 1-10397
               Kramer, Jr.                                                 10-K for September 30, 1996

   10.15*      Purchase Agreement dated August 7,                                 SEC File No. 1-10397
               1995 by and between AmeriQuest and                             8-K dated August 7, 1995
               Computer 2000 AG

   10.16       Promissory Notes in favor of Computer                              SEC File No. 1-10397
               2000 AG's lending sources, i.e.                             10-K for September 30, 1996
               Commerzbank Aktiengesellschaft,
               Deutsche Bank AG, Bayerische
               Hypotheken und Wechsel Bank
               Aktiengesellschaft ("Hypo Bank") and
               Bayerische Vereinsbank AG.

   10.17       Guarantee of Indebtedness from                                     SEC File No. 1-10397
               Computer 2000 AG and Commitment for                         10-K for September 30, 1996
               additional funding in 1997.

   10.18*      Agreement of Sublease dated December                              SEC File No. 33-81726
               5, 1994 by and between AmeriQuest and
               The Austin Company.

   10.19       Agreement of Subsublease dated January                             SEC File No. 1-10397
               18, 1996 by and between AmeriQuest,                         10-K for September 30, 1996
               SOS Office Systems, Inc. and Tenet
               Healthcare Corporation.

   10.20       Lease dated July 8, 1992, as amended,                              SEC File No. 1-10397
               by and between AmeriQuest as successor                      10-K for September 30, 1996
               in interest by merger to the interests
               of Ross White Enterprises, Inc. d/b/a
               "National Computer Distributors" and
               Horizon Associates Joint Venture.

   10.21       Lease Agreement dated January 1, 1994,                             SEC File No. 1-10397
               as amended, by and between AmeriQuest                       10-K for September 30, 1996
               as successor in interest by merger to
               the interests of Robec, Inc. and Bowe
               3 Partners.

   10.22       Commercial Lease Agreement dated                                   SEC File No. 1-10397
               November 22, 1994, by and between                           10-K for September 30, 1996
               AmeriQuest and Tradeport Partners.

   10.23       Lease Agreement dated January 3, 1995,                             SEC File No. 1-10397
               as amended, by and between AmeriQuest                       10-K for September 30, 1996
               as successor in interest by merger to
               the interests of Ross White
               Enterprises, Inc. d/b/a "National
               Computer Distributors" and Elk Grove
               Village Industrial Park.

   10.24       Standard Industrial                                                SEC File No. 1-10397
               Lease -- Multi-tenant dated March 1,                        10-K for September 30, 1996
               1994, by and between AmeriQuest as
               successor in interest by merger to the
               interests of Ross White Enterprises,
               Inc. d/b/a "National Computer
               Distributors" and Oates Business Park.

 EXHIBIT
   NO.                   TITLE OF DOCUMENT              PAGE NO.            LOCATION OF FILING
----------     --------------------------------------   --------    ----------------------------------

   10.25       Lease -- Industrial Commercial dated                               SEC File No. 1-10397
               September 12, 1994, by and between                          10-K for September 30, 1996
               AmeriQuest as successor in interest by
               merger to the interests of Ross White
               Enterprises, Inc. d/b/a "National
               Computer Distributors" and New World
               Partners Joint Venture.

   10.26       Lease Agreement dated on or about                                  SEC File No. 1-10397
               February 27, 1990, as amended, by and                       10-K for September 30, 1996
               between AmeriQuest as successor in
               interest by merger to the interests of
               Ross White Enterprises, Inc. d/b/a
               "National Computer Distributors" and
               Valwood West Associates and CIIF
               Associates.

   10.27       Lease Agreement dated January 25,                                  SEC File No. 1-10397
               1995, as amended, by and between                            10-K for September 30, 1996
               AmeriQuest and Anaheim Technology
               Center.

   10.28       Sublease dated as of September 4, 1996                             SEC File No. 1-10397
               by and between AmeriQuest and Central                       10-K for September 30, 1996
               Video, Inc.

   10.29       Standard Industrial/Commercial Single-                             SEC File No. 1-10397
               Tenant Lease -- Net, dated October 1,                       10-K for September 30, 1996
               1996 by and between CMS Enhancements,
               Inc. and ICM Investments, Ltd., as
               guaranteed by AmeriQuest.

   21.01       Subsidiaries of AmeriQuest                                         SEC File No. 1-10397
                                                                           10-K for September 30, 1996

   23.01       Consent of Arthur Andersen LLP to the                              SEC File No. 1-10397
               incorporation of their report included                      10-K for September 30, 1996
               in the Annual Report on Form 10-K of
               AmeriQuest for the fiscal year ended
               September 30, 1996 into AmeriQuest's
               previously filed Registration
               Statements.

   24.01       Powers of Attorney for Messrs. Harry                               SEC File No. 1-10397
               Krischik, Manfred H. Guenzel, Michael                       10-K for September 30, 1996
               Dressen, Holger Heims, Robert H.
               Beckett, Marc L. Werner and J.R. Dick
               Iverson

   27.01       Financial Data Schedule (for SEC use                               SEC File No. 1-10397
               only)                                                       10-K for September 30, 1995

---------------

* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.