Form 10-Q
period 1996-12-31
AMERIQUEST TECHNOLOGIES INC
filed 1997-02-05
CIK 764864

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

                               ------------------

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(B) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FROM ______ TO ______ .

                               ------------------

                         COMMISSION FILE NUMBER 1-10397

                               ------------------

                         AMERIQUEST TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------

                        DELAWARE                                                33-0244136
            (State or other jurisdiction of                                  (I.R.S. Employer
             incorporation or organization)                                Identification No.)

            6100 HOLLYWOOD BOULEVARD, SUITE 700, HOLLYWOOD, FL 33024
               (Address of principal executive office) (Zip Code)

                 REGISTRANT'S TELEPHONE NUMBER: (954) 967-2397

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No

     At January 31, 1997 there were 67,047,392 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I.   FINANCIAL INFORMATION

                         AMERIQUEST TECHNOLOGIES, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 1996 as filed with the Securities and Exchange Commission.

                         AMERIQUEST TECHNOLOGIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1996            1996
                                                              ------------    -------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $   2,433       $   2,300
  Accounts receivable, less allowance for doubtful accounts
     of $4,793 and $5,811 as of December 31, 1996 and
     September 30, 1996, respectively.......................       46,637          56,492
  Inventories, net of valuation allowance...................       37,425          38,019
  Prepaid and other current assets..........................        2,552           2,837
                                                                ---------       ---------
          Total current assets..............................       89,047          99,648
                                                                ---------       ---------
  Property and equipment, net...............................        5,375           6,134
  Intangible assets, net of accumulated amortization........        9,286           9,546
  Other assets..............................................          809           1,044
                                                                ---------       ---------
          Total assets......................................    $ 104,517       $ 116,372
                                                                =========       =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Notes payable.............................................       75,868          77,446
  Accounts payable..........................................       33,718          36,152
  Other current liabilities.................................        8,607          10,858
                                                                ---------       ---------
          Total current liabilities.........................      118,193         124,456
                                                                ---------       ---------
  Long term obligations.....................................        1,251           3,122
                                                                ---------       ---------
          Total liabilities.................................      119,444         127,578
                                                                ---------       ---------
Commitments and Contingencies...............................
Shareholder's Equity:
Common stock, $.01 par value; authorized 200,000,000 shares;
  67,047,392 shares issued and outstanding both at December
  31, 1996 and September 30, 1996...........................          670             670
Additional paid-in capital..................................      111,144         111,144
Accumulated deficit.........................................     (126,741)       (123,020)
                                                                ---------       ---------
          Total shareholders' equity (deficiency)...........      (14,927)        (11,206)
          Total liabilities and shareholders' equity........    $ 104,517       $ 116,372
                                                                =========       =========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1996           1995
                                                              -----------    -----------
Net sales...................................................  $    89,329    $   101,471
Cost of sales...............................................       81,594         93,788
                                                              -----------    -----------
  Gross profit..............................................        7,735          7,683
Operating Expenses:
  Selling, general and administrative.......................        9,067         10,360
  Depreciation and amortization.............................          824            758
  Restructuring and lease termination costs.................          400          3,700
                                                              -----------    -----------
     Loss from operations...................................       (2,556)        (7,135)
Interest expense............................................        1,165          1,119
                                                              -----------    -----------
     Net income (loss)......................................  $    (3,721)   $    (8,254)
                                                              -----------    -----------
Net income (loss) per common share and common stock
  equivalent................................................  $     (0.06)   $     (0.32)
                                                              -----------    -----------
Common and common equivalent shares outstanding (Note 2):
     Weighted average shares outstanding....................   67,047,392     25,917,411
                                                              ===========    ===========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31
                                                              -------------------
                                                               1996        1995
                                                              -------    --------
Cash flow from operating activities:
Net loss....................................................  $(3,721)   $ (8,254)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................      824         758
  Provision for losses on accounts receivable...............      414         546
  Provision for losses on inventory.........................      311         753
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable................    9,441       2,194
  (Increase) decrease in inventories........................      283      (6,433)
  Increase (decrease) in accounts payable and accrued
     expenses...............................................   (4,685)     (9,542)
  (Increase) decrease in other..............................   (1,023)      3,133
                                                              -------    --------
     Net cash provided by operating activities..............    1,844     (16,845)
                                                              -------    --------
Cash flow from investing activities:
  Capital expenditures, net of disposals....................     (133)        (91)
                                                              -------    --------
     Net cash used for investing activities.................     (133)        (91)
                                                              -------    --------
Cash flow from financing activities:
  Net borrowings (repayment) under lines of credit..........   (1,578)     17,767
  Other financing activities................................        0           4
                                                              -------    --------
     Net cash used (provided) for financing activities......   (1,578)     17,771
                                                              -------    --------
Net increase (decrease) in cash and cash equivalents........      133         835
                                                              -------    --------
Cash and cash equivalents at beginning of period............    2,300         210
                                                              -------    --------
Cash and cash equivalents at end of period..................  $ 2,433    $  1,045
                                                              =======    ========

Supplemental Disclosures of Cash Flow Information
     Interest on Lines of Credit:
        During the three months ended December 31, 1996 and 1995, the Company paid interest costs of $1,080,000 and $1,091,000 respectively. Income taxes:
        During the three months ended December 31, 1996 and 1995, the Company made no federal income tax payments.

                         AMERIQUEST TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                COMMON STOCK        ADDITIONAL
                                            --------------------     PAID-IN      ACCUMULATED
                                              SHARES      AMOUNT     CAPITAL       (DEFICIT)
                                            ----------    ------    ----------    -----------
BALANCES AT SEPTEMBER 30, 1996............  67,047,392    $ 670      $111,144      $(123,020)
Net (loss) for the three months ended
  December 31, 1996.......................          --       --            --         (3,721)
                                            ----------    -----      --------      ---------
BALANCES AT DECEMBER 31, 1996.............  67,047,392    $ 670      $111,144      $(126,741)
                                            ==========    =====      ========      =========

                         AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1) MANAGEMENT OPINION

     In the opinion of management, the consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

(2) LOSS PER SHARE

     Loss per common share and common share equivalent is computed on the basis of the weighted average number of common shares outstanding. No effect is given to stock options as they are not materially dilutive.

(3) FISCAL PERIODS

     The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to September 30 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to December 31, March 31, June 30 or September 30. For clarity of presentation, the Company has presented year-ends as if the years ended on September 30; and quarter-ends are presented as if the quarters ended on December 31, March 31, and June 30. The 1995 and 1996 fiscal years are 52 weeks, while the quarters presented are 13 weeks in duration.

     The Company changed its fiscal year end to September 30 on September 30, 1995.

(4) COMMON STOCK

     Assuming the exercise of all warrants and options outstanding on December 31, 1996, AmeriQuest would have approximately 96 million shares of Common Stock outstanding on that date, of which Computer 2000 would hold approximately 58.4 percent.

(5) LINES OF CREDIT

     At December 31, 1996, the Company's revolving lines of credit with financial institutions totalled, in the aggregate, $76 million, and floor planning arrangements with lines of credit totalled, in the aggregate, $20 million. Available and unused credit lines totalled $20 million at December 31, 1996.

     The weighted average interest rate for all borrowings under the above credit facilities was 6.4% at December 31, 1996 and September 30, 1996.

                         AMERIQUEST TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                             PERCENT OF NET SALES
                                                                 THREE MONTHS
                                                                    ENDED
                                                                 DECEMBER 31,
                                                             --------------------
                                                              1996         1995
                                                             -------      -------
Net sales..................................................    100.0        100.0
Cost of sales..............................................     91.3         92.4
Gross profit...............................................      8.7          7.6
Selling, general and administrative........................     10.2         10.2
Depreciation and amortization..............................      0.9          0.7
Restructuring charge.......................................      0.4          3.6
Interest and other expense, net............................      1.3          1.2
(Loss) from operations.....................................     (4.2)        (8.1)

     In November 1996, the Company completed its move of corporate headquarters to Florida, allowing for integration and improvement of efficiency of the infrastructure of the company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1996

     Sales decreased by 12% or $12,142,000 to $89,329,000 for the quarter ended December 31, 1996 compared to $101,471,000 for the quarter ended December 31, 1995 due to the highly competitive market situation of the Company in the distribution and export segments. In addition, the Company has begun an effort to concentrate sales on a smaller more select group of vendors, thereby limiting incremental but low margin revenues from ancillary vendors. The low sales volume continues to be a concern for the future.

     Cost of sales decreased to 91.3% of sales for the quarter ended December 31, 1996 compared to 92.4% of sales in the same quarter for the prior year as a result of both an unexpectedly favorable product mix and improvements in inventory and purchase management, which conditions are unlikely to recur. Accordingly, gross profit improved to $7,735,000 from $7,683,000 for the quarters ended December 31, 1996 and December 31, 1995, respectively.

     Selling, general and administrative expenses of $9,067,000 decreased by $1,293,000, compared to the expenditure of $10,360,000 or 10.2% of sales for the same quarter of the prior year, but remained constant as a percent of sales for the quarter ended December 31, 1996.

     Depreciation and amortization of $824,000 increased from $758,000, or 0.7% of sales, in the quarter ended December 31, 1995 to 0.9% of sales in the quarter ended December 31, 1996 primarily as a result of increased expenditures for information systems.

     During the quarter ended December 31, 1996, the Company recorded a $400,000 reserve for the restructuring of the Company's operations, sales and administrative staffing. During the quarter ended December 31, 1995, the Company established a $3,700,000 reserve for discontinuance of a significant lease.

                         AMERIQUEST TECHNOLOGIES, INC.

     Interest expense of $1,165,000 increased as a percent of sales to 1.3% in the quarter ended December 31, 1996 compared to $1,119,000, or 1.2% of sales, for the quarter ended December 31, 1995.

     No income tax benefit was recorded on net operating losses either at December 31, 1996 or December 31, 1995 as valuation allowances were provided, because it is not more likely than not, as defined in SFAS 109, that deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

VARIABILITY OF QUARTERLY RESULTS

     Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis.

LIQUIDITY OF CAPITAL RESOURCES

     At December 31, 1996, the Company had $2,433,000 in cash and had borrowed $75,868,000 against its existing lines of credit. The Company generated $1,844,000 of cash from operating activities in the three months ended December 31, 1996.

     All activities outside of the core business of domestic distribution are currently being reviewed and management is investigating measures to improve the situation of the overall company, including the possible disposition of assets. To the extent that losses continue, management believes that further cost reductions, including headcount and facilities, will be necessary for the Company's continued operations. In the meantime, AmeriQuest and Computer 2000 continue to explore the optimum format for additional financing referred to in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1996

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report.

        27       Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AmeriQuest Technologies, Inc.

February 5, 1997
                                                  /s/  MICHAEL DRESSEN
                                                      Michael Dressen
                                                  Chief Executive Officer

February 5, 1997
                                                   /s/  HOLGER HEIMS
                                                        Holger Heims
                                                Executive Vice President and
                                                  Chief Financial Officer