Form 10-Q
period 1997-03-31
AMERIQUEST TECHNOLOGIES INC
filed 1997-05-07
CIK 764864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
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

                             ---------------------

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     At May 6, 1997 there were 66,881,906 shares of the Registrant's Common Stock outstanding; and 300,000 shares of the Registrant's Series H Cumulative Convertible Preferred Stock were also outstanding.

================================================================================

                                    PART I.

                             FINANCIAL INFORMATION

                         AMERIQUEST TECHNOLOGIES, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

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

                         AMERIQUEST TECHNOLOGIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    SEPTEMBER 30,
                                                                1997           1996
                                                              ---------    -------------
                                                                (DOLLARS IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   1,920      $   2,300
  Accounts receivable, less allowance for doubtful accounts
     of $7,662 and $5,811 as of March 31, 1997 and September
     30, 1996, respectively.................................     36,594         56,492
  Inventories, net of valuation allowance...................     25,640         38,019
  Prepaid and other current assets..........................      1,302          2,837
                                                              ---------      ---------
          Total current assets..............................     65,456         99,648
                                                              ---------      ---------
Property and equipment, net.................................      1,493          6,134
Intangible assets, net of accumulated amortization..........          0          9,546
Other assets................................................      1,076          1,044
                                                              ---------      ---------
          Total assets......................................  $  68,025      $ 116,372
                                                              =========      =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Lines of credit...........................................     69,096         77,446
  Accounts payable..........................................     29,666         36,152
  Other current liabilities.................................     16,034         10,858
                                                              ---------      ---------
          Total current liabilities.........................    114,796        124,456
                                                              ---------      ---------
Long term obligations.......................................      1,257          3,122
                                                              ---------      ---------
          Total liabilities.................................    116,053        127,578
                                                              ---------      ---------
STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, authorized 200,000,000 shares;
  issued and outstanding 66,881,906 and 67,047,392 shares as
  of March 31, 1997 and September 30, 1996, respectively....        669            670
Additional paid-in capital..................................    111,145        111,144
Accumulated deficit.........................................   (159,842)      (123,020)
                                                              ---------      ---------
          Total stockholders' deficit.......................    (48,028)       (11,206)
                                                              ---------      ---------
          Total liabilities and stockholders' deficit.......  $  68,025      $ 116,372
                                                              =========      =========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      MARCH 31,                   MARCH 31,
                                              -------------------------   -------------------------
                                                 1997          1996          1997          1996
                                              -----------   -----------   -----------   -----------
                                                             (DOLLARS IN THOUSANDS)
Net sales...................................  $    75,295   $   108,499   $   164,624   $   209,970
Cost of sales...............................       73,518       101,746       155,112       195,534
                                              -----------   -----------   -----------   -----------
     Gross profit...........................        1,777         6,753         9,512        14,436
Operating Expenses:
  Selling, general and administrative.......       12,849        10,478        21,916        20,838
  Depreciation and amortization.............          816           743         1,640         1,501
  Restructuring, asset impairment and
     relocation costs.......................       20,037             0        20,437         3,700
                                              -----------   -----------   -----------   -----------
     Loss from operations...................      (31,925)       (4,468)      (34,481)      (11,603)
Interest expense............................        1,176         1,246         2,341         2,365
                                              -----------   -----------   -----------   -----------
     Net loss...............................  $   (33,101)  $    (5,714)  $   (36,822)  $   (13,968)
                                              ===========   ===========   ===========   ===========
Net loss per common share and common stock
  equivalent................................  $     (0.49)  $     (0.20)  $     (0.55)  $     (0.52)
                                              ===========   ===========   ===========   ===========
Common and common equivalent shares
  outstanding (Note 2):
  Weighted average shares outstanding.......   66,881,906    28,124,369    66,881,906    27,025,959
                                              ===========   ===========   ===========   ===========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             MARCH 31,             MARCH 31,
                                                         ------------------   -------------------
                                                           1997      1996       1997       1996
                                                         --------   -------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss...............................................  $(33,101)  $(5,714)  $(36,822)  $(13,968)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation and amortization........................       816       743      1,640      1,501
  Restructuring, asset impairment and relocation
     costs.............................................    20,037         0     20,437      3,700
  Provision for losses on accounts receivable..........     4,864       394      5,278        940
  Provision for losses on inventory....................     3,264       822      3,575      1,575
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable...........     5,179    (5,306)    14,620     (3,112)
  (Increase) decrease in inventories...................     8,521    (2,912)     8,804     (9,345)
  Increase (decrease) in accounts payable and accrued
     expenses..........................................    (4,075)   10,761     (9,160)    (2,481)
  (Increase) decrease in other.........................       992    (7,588)       (31)    (4,455)
                                                         --------   -------   --------   --------
          Net cash provided by (used in) operating
            activities.................................     6,497    (8,800)     8,341    (25,645)
                                                         --------   -------   --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures, net of disposals.................      (238)        6       (371)       (85)
                                                         --------   -------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayment) under lines of credit.......    (6,772)    9,247     (8,350)    27,014
Other financing activities.............................        (0)      236         (0)       240
                                                         --------   -------   --------   --------
          Net cash used (provided) for financing
            activities.................................    (6,772)    9,483     (8,350)    27,254
                                                         --------   -------   --------   --------
Net increase (decrease) in cash and cash equivalents...      (513)      689       (380)     1,524
                                                         --------   -------   --------   --------
Cash and cash equivalents at beginning of period.......     2,433     1,045      2,300        210
                                                         --------   -------   --------   --------
Cash and cash equivalents at end of period.............  $  1,920   $ 1,734   $  1,920   $  1,734
                                                         ========   =======   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest on lines of credit:

          During the six months ended March 31, 1997 and 1996, the Company paid interest of $2,144,000 and $2,134,000, respectively.

     Income taxes:

          During the six months ended March 31, 1997 and 1996, the Company made no federal income tax payments.

                         AMERIQUEST TECHNOLOGIES, INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                        SIX MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                                          COMMON STOCK       ADDITIONAL
                                                       -------------------    PAID-IN     ACCUMULATED
                                                         SHARES     AMOUNT    CAPITAL      (DEFICIT)
                                                       ----------   ------   ----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
Balances at September 30, 1996.......................  67,047,392    $670     $111,144     $(123,020)
Correction of beginning balance (Note 7).............    (165,486)     (1)           1
Net loss for the three months ended December 31,
  1996...............................................          --      --           --        (3,721)
                                                       ----------    ----     --------     ---------
Balances at December 31, 1996........................  66,881,906    $669     $111,145     $(126,741)
                                                       ==========    ====     ========     =========
Net loss for the three months ended March 31, 1997...          --      --           --       (33,101)
                                                       ----------    ----     --------     ---------
Balances at March 31, 1997...........................  66,881,906    $669     $111,145     $(159,842)
                                                       ==========    ====     ========     =========

                         AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

(1) MANAGEMENT OPINION

     In the opinion of management, the consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

(2) LOSS PER SHARE

     Loss per common share and common share equivalent is computed on the basis of the weighted average number of common shares outstanding. No effect is given to stock options as they are not materially-dilutive.

     In February, 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share" effective for fiscal years ending after December 15, 1997. FAS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. FAS No. 128 does not currently have an impact on the Company's earnings per share as the Company is incurring net losses.

(3) FISCAL PERIODS

     The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to September 30 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to December 31, March 31, June 30 or September 30. For clarity of presentation, the Company has presented year-ends as if the years ended on September 30; and quarter-ends are presented as if the quarters ended on December 31, March 31, and June 30. The 1996 and 1997 fiscal years are 52 weeks, while the quarters presented are 13 weeks in duration.

     The Company changed its fiscal year end to September 30 on September 30, 1995.

(4) COMMON STOCK

     Assuming the exercise of all warrants and options outstanding on March 31, 1997, AmeriQuest would have approximately 82 million shares of Common Stock outstanding on that date, of which Computer 2000 would hold approximately 57.9 percent. Warrants for approximately 7 million shares of Common Stock that are included in the foregoing figure are not exercisable prior to August 1, 1997.

(5) LINES OF CREDIT

     At March 31, 1997, the Company's revolving lines of credit with financial institutions totalled, in the aggregate, $76 million, and floor planning arrangements with lines of credit totalled, in the aggregate, $20 million. Available and unused credit lines totalled $27 million at March 31, 1997.

     The weighted average interest rate for all borrowings under the above credit facilities was 6.4% at March 31, 1997 and September 30, 1996.

     At March 31, 1997, the terms of the IBM Credit Corporation lending agreement included certain restrictive covenants which require the maintenance of specified financial ratios generally related to tangible net worth, working capital and total debt to tangible net worth. While the Company is in default of certain covenants, it has received from IBM Credit Corporation a waiver from compliance with those covenants (dated May 6, 1997).

                         AMERIQUEST TECHNOLOGIES, INC.

(6) RESTRUCTURING, ASSET IMPAIRMENT AND RELOCATION COSTS

     On April 9, 1997, the Board approved a wide-ranging restructuring plan with the goal of focusing on the Company's Advanced Systems Group ("ASG"). The restructuring will result in the sale or closure of several of the Company's other business operations. The plan will include a substantial reduction in the number of employees and closure of all warehouse facilities, other than ASG, which is based in Philadelphia, Pennsylvania. The Company will be closing its corporate headquarters in Florida and will move a small number of employees to Philadelphia. The restructuring plan will be implemented throughout fiscal year 1997 and will result in a substantial reduction in sales revenue with the goal of returning the Company to profitability in future years.

     Sales, for the six months ended March 31, 1997, of the businesses to be closed were $112,973,000.

     The components of the restructuring, asset impairment and relocation costs for the six months ended March 31, 1997 are estimated approximately as follows (dollars in thousands)

Impairment of intangible assets.............................  $ 9,000
Abandonment of leasehold improvements and other property and
  equipment.................................................    3,500
Lease payments in excess of sublease income.................    3,200
Employee severance costs....................................    2,400
Relocation costs............................................    1,000
Other.......................................................    1,337
                                                              -------
     Total classified as restructuring, asset impairment and
      relocation costs......................................  $20,437
                                                              =======

Provision for losses on inventory included in cost of
  sales.....................................................    3,316
Provision for losses on accounts receivable included in SG&A
  expenses..................................................    3,247
                                                              -------
Total restructuring costs for the six months ended March 31,
  1997......................................................  $27,000
                                                              =======

     As of March 31, 1997, approximately $7,500,000 is accrued for restructuring and relocation costs and is included in other current liabilities. Most of this amount, except for future lease payments, will be paid during calendar 1997.

     During the quarter ended December 31, 1995, the Company established a $3,700,000 reserve for discontinuance of a significant lease.

     It is important to note that to date ASG has been profitable only on an operating basis prior to corporate overhead allocations. Therefore management estimates that a 25%-40% increase in sales would be required in order for ASG to achieve a break-even level of operations on a stand-alone basis. No assurance can be given that such a sales increase will occur or that ASG will be profitable on a stand-alone basis.

     As part of the restructuring efforts, the Company is currently reviewing offers from prospective purchasers to buy CMS Enhancements, Inc., a Company subsidiary located in Costa Mesa, California.

(7) CORRECTION OF OUTSTANDING SHARES

     The number of outstanding shares of Common Stock was corrected to account for shares that were authorized but never issued in connection with settlement of debt, and the elimination of duplicate shares erroneously issued upon exercise of an employee stock option.

                         AMERIQUEST TECHNOLOGIES, INC.

(8) SUBSEQUENT EVENT

     In May, 1997, Computer 2000 Inc. invested $30,000,000 in the Company for which it received 300,000 shares of Series H Cumulative Convertible Preferred Stock. The proceeds received were used to partially pay down the Company's outstanding bank lines of credit. All of the Company's bank lines of credit are guaranteed by Computer 2000 AG. These convertible preferred shares carry a 7% per annum cumulative dividend right, payable at the choice of AmeriQuest in either shares or cash (or a combination thereof) until June 30, 1998. Thereafter such dividends must be paid in cash. Subject to stockholder approval, the shares shall be convertible into Common Stock at a conversion price of $0.715 per share of Common Stock.

(9) NEGATIVE TANGIBLE NET WORTH AND ADDITIONAL CAPITAL REQUIRED

     Even after the infusion of the $30.0 million as referenced above, there would still be a negative tangible net worth of approximately $(18.0) million, on a pro forma basis as of March 31, 1997. Absent the infusion of additional equity the Company will continue to be burdened by significant interest expenses that will require high levels of operating income to generate the cash necessary to service such obligations and achieve a break-even level of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     On April 9, 1997 the Board approved a wide-ranging restructuring plan encompassing head-count reductions and facility closures over the next several months with the goal of focusing on and strengthening the activities of its Advanced Systems Group ("ASG"), which has the highest gross margins of its distribution businesses. The Company announced that projected losses for the year ending September 30, 1997 could be in the range of approximately $45,000,000, partly as the result of estimated charges in the amount of $25,000,000 related to the planned restructuring, and $2,000,000 of restructuring costs and provisions earlier included in operating results predating the authorization of the restructuring (please reference note 6 on page 8). The restructuring measures are necessitated by the fact that revenues for the quarter ended March 31, 1997 were substantially below expectations, primarily due to the inability of the Company to compete effectively in the standard distribution of computer products. Management also continues the investigation of other possible dispositions.

     The AmeriQuest Board of Directors also approved a Stock Purchase Agreement pursuant to which AmeriQuest issued 300,000 shares of its Series H Cumulative Convertible Preferred Stock on May 6, 1997 to Computer 2000 Inc. in consideration of the payment by Computer 2000 Inc. of $30,000,000. This infusion fulfilled a previously announced commitment from Computer 2000 AG to make such an investment.

     The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                                    PERCENT OF SALES
                                                              -----------------------------
                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                                MARCH 31,       MARCH 31,
                                                              -------------   -------------
                                                              1997    1996    1997    1996
                                                              -----   -----   -----   -----
Net sales...................................................  100.0   100.0   100.0   100.0
Cost of sales...............................................   97.6    93.8    94.2    93.1
Gross profit................................................    2.4     6.2     5.8     6.9
Selling, general and administrative.........................   17.1     9.7    13.3     9.9
Depreciation and amortization...............................    1.1     0.7     1.0     0.7
Restructuring, asset impairment and relocation cost.........   26.6     0.0    12.4     1.7
Interest and other expense, net.............................    1.6     1.1     1.4     1.1
(Loss) from operations......................................  (44.0)   (5.3)  (22.4)   (6.7)

     In November 1996, the Company completed its move of corporate headquarters from California to Florida.

  Results of Operations for the Quarter Ended March 31, 1997

     Sales decreased by 15.7% from $89,329,000 for the quarter ended December 31, 1996 to $75,295,000 for the quarter ended March 31, 1997, reflecting a continuing deterioration in sales performance.

     Sales for the quarter ended March 31, 1997 declined 30.6% from $108,499,000 for the quarter ended March 31, 1996 due to the highly competitive market situation of the Company in the distribution and export segments. In addition, the Company began an effort to concentrate sales on a smaller more select group of vendors, thereby limiting incremental but low margin revenues from ancillary vendors.

     Cost of sales increased to 97.6% of sales for the quarter ended March 31, 1997 compared to 93.8% of sales in the same quarter for the prior year primarily as a result of increases in provisions related to inventory losses. Gross profit decreased to $1,777,000 from $6,753,000 for the quarters ended March 31, 1997 and March 31, 1996, respectively.

     Selling, general and administrative expenses of $12,849,000 increased by $2,371,000 for the quarter ended March 31, 1997 compared to the expenditure of $10,478,000 for the same quarter of the prior year, primarily as a result of additional provisions related to the closing of the standard and export distribution businesses.

     Depreciation and amortization of $817,000 for the quarter ended March 31, 1997 increased from $743,000 in the quarter ended March 31, 1996 primarily as a result of increased expenditures for information systems.

     During the quarter ended March 31, 1997, the Company recorded an anticipated net restructuring provision of approximately $11,000,000 for the restructuring of the Company's sales and administrative staffing and planned closing of rented facilities. As a result of the planned closing of the distribution division, the Company also recorded a reserve of $9,000,000 to reflect the impairment of the goodwill associated with the acquisition of Ross White Enterprises Inc., d/b/a National Computer Distributors ("NCD"), in November, 1994.

     Interest expense of $1,176,000 decreased in the quarter ended March 31, 1997 compared to $1,246,000 for the quarter ended March 31, 1996, primarily as a result of decreased inventory and improved vendor payment patterns.

  Results of Operations for the Six Months Ended March 31, 1997

     Sales decreased by 22% to $164,624,000 for the six months ended March 31, 1997 compared to $209,970,000 for the six months ended March 31, 1996 due to the highly competitive market situation of the Company in the distribution and export businesses. In addition, the Company began an effort to concentrate sales on a smaller and more select group of vendors, thereby limiting incremental revenues from ancillary vendors.

     Cost of sales increased to 94.2% of sales for the six months ended March 31, 1997 compared to 93.1% of sales in the same period for the prior year primarily as a result of increases in provisions for inventory losses. As a result, gross profit decreased to $9,512,000 from $14,436,000 for the six months ended March 31, 1997 and March 31, 1996, respectively.

     As a result of restructuring costs, selling, general and administrative expenses of $21,916,000 increased by $1,078,000 for the six months ended March 31, 1997, compared to $20,838,000 for six months of the prior year.

     Depreciation and amortization of $1,640,000 increased from $1,501,000, for the six months ended March 31, 1997 and March 31, 1996, respectively.

     During the six months ended March 31, 1997, the Company recorded $11,400,000 in provisions for the restructuring of the Company's operations, and increased provisions for losses on accounts receivable and inventory. The Company also established a reserve of $9,000,000 to reflect impairment off the goodwill associated with the acquisition of NCD in November, 1994. During the preceeding six months ended March 31, 1996, the Company established a $3,700,000 reserve for discontinuance of a significant lease.

     Interest expense of $2,341,000 increased slightly compared to $2,365,000, for the six months ended March 31, 1997 and March 31, 1996, respectively.

     No income tax benefit was recorded on net operating losses either at March 31, 1997 or March 31, 1996 as valuation allowances were provided, because it is not more likely than not, as defined in SFAS 109, that deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

VARIABILITY OF QUARTERLY RESULTS

     Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis. In addition the decision to close the standard distribution and export businesses could involve unforeseeable expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had $1,920,000 in cash and had borrowed $69,096,000 against its existing lines of credit. The Company generated $6,497,000 and $1,844,000 of cash from operating activities in the three months ended March 31, 1997 and December 31, 1996, respectively. Operating activities during the remainder of the fiscal year are expected to generate additional cash from the collection of trade receivables related to the decision to close the standard distribution and export businesses, net of cash requirements to fund operating losses.

     As part of the restructuring, the Company recorded significant non-cash charges that reflect recognition of the impairment of goodwill and the estimated likelihood of impairment of assets related to the decision to close the standard distribution and export businesses. Cash expenditures related to the restructuring charges are expected to be incurred over the next several quarterly periods.

     The Company maintains bank lines of credit guaranteed by Computer 2000 AG with financial institutions which totalled $76.0 million at March 31, 1997 and mature on June 30, 1997. Computer 2000 AG has committed to continue the guarantee of the Company's bank lines through September 30, 1997. The Company also maintains a $20 million line of credit with IBM Credit Corporation ("IBMCC") which is secured by substantially all of the Company's assets. Borrowings under the IBMCC line of credit at March 31, 1997 totalled $5.3 million. Available and unused credit lines totalled $27 million at March 31, 1997. The amount guaranteed by Computer 2000 was subsequently reduced to $66.0 million.

     The Company received a capital infusion of $30.0 million in May, 1997 in the form of a purchase by Computer 2000 Inc. of 300,000 shares of Series H Cumulative Convertible Preferred Stock. The proceeds were used to partially pay down the Company's outstanding bank lines of credit. All of the Company's bank lines of credit are guaranteed by Computer 2000 AG. Available and unused credit lines at May 6, 1997 totalled approximately $49.0 million.

     Management believes that the capital infusion from Computer 2000 AG and the continued line of credit guarantees will be adequate for the Company to meet its financial obligations on a timely basis during fiscal 1997. No assurance can be given that the lines of credit guaranteed by Computer 2000 AG will be extended or that the Company will be able to obtain replacement financing from other independent financing sources.

     The comments above contain forward looking statements that involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are general business and economic conditions, the rate of growth in the computer industry, competitive factors and pricing pressures, changes in product mix, inventory risks due to shifts in market demand, and the effect of the decision to close the standard distribution and export businesses on the Company's vendor and customer relationships.

                         AMERIQUEST TECHNOLOGIES, INC.
                                 MARCH 31, 1997

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report.

          27 Financial Data Schedule

     (b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AmeriQuest Technologies, Inc.

                                                  /s/ MICHAEL DRESSEN
                                          --------------------------------------
                                                     Michael Dressen
                                                 Chief Executive Officer

May 7, 1997

                                                   /s/ HOLGER HEIMS
                                          --------------------------------------
                                                       Holger Heims
                                               Executive Vice President and
                                                 Chief Financial Officer

May 7, 1997