Form 10-Q
period 1997-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1997-08-14
CIK 764864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 1997
                                              OR

      [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                              FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-10397

                             ---------------------

                         AMERIQUEST TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      33-0244136
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

          6100 HOLLYWOOD BOULEVARD,                                33024
                 SUITE 700,                                     (Zip Code)
                HOLLYWOOD, FL
   (Address of principal executive office)

                 Registrant's telephone number: (954) 967-2397

                             ---------------------

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No []

     At August 14, 1997 there were 66,881,906 shares of the Registrant's Common Stock and 300,000 shares of the Registrant's Series H Cumulative Convertible Preferred Stock outstanding. The shares of Series H Cumulative Convertible Preferred Stock are convertible, as of the date hereof, into 41,958,042 shares of Common Stock on an "as if converted" basis.

================================================================================

                         PART I.  FINANCIAL INFORMATION

                         AMERIQUEST TECHNOLOGIES, INC.
                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

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

                         AMERIQUEST TECHNOLOGIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              JUNE 30,    SEPTEMBER 30,
                                                                1997          1996
                                                              ---------   -------------
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $   4,617     $   2,300
Accounts receivable, less allowance for doubtful accounts of
  $7,014 and $5,811 as of June 30, 1997 and September 30,
  1996, respectively........................................     12,031        56,492
Inventories, net of valuation allowance.....................      7,942        38,019
Prepaid and other current assets............................      1,156         2,837
                                                              ---------     ---------
          Total current assets..............................     25,746        99,648
                                                              ---------     ---------
Property and equipment, net.................................        633         6,134
Intangible assets, net of accumulated amortization..........          0         9,546
Other assets................................................        976         1,044
                                                              ---------     ---------
          Total assets......................................  $  27,355     $ 116,372
                                                              =========     =========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Notes payable...............................................  $  21,641     $  77,446
Accounts payable............................................     13,799        36,152
Other current liabilities...................................     13,740        10,858
                                                              ---------     ---------
          Total current liabilities.........................     49,180       124,456
                                                              =========     =========
Long term obligations.......................................      1,214         3,122
                                                              ---------     ---------
          Total liabilities.................................     50,394       127,578
                                                              =========     =========
STOCKHOLDERS' DEFICIT:
Preferred Stock $.01 par value, 7% cumulative dividend,
  convertible into common, 300,000 shares authorized and
  outstanding; entitled to $30,000,000 preference in the
  event of liquidation, or reorganization by acquisition
  merger or sale of all or substantially all assets.........     30,000             0
Common Stock, $.01 par value, authorized 200,000,000 shares;
  issued and outstanding 66,881,906 and 67,047,392 shares as
  of June 30, 1997 and September 30, 1996, respectively.....        669           670
Additional paid-in capital..................................    111,145       111,144
Accumulated deficit.........................................   (164,853)     (123,020)
                                                              ---------     ---------
          Total stockholders' deficit.......................    (23,039)      (11,206)
                                                              ---------     ---------
          Total liabilities and stockholders' deficit.......  $  27,355     $ 116,372
                                                              =========     =========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                              THREE MONTHS ENDED JUNE 30,   NINE MONTHS ENDED JUNE 30,
                                              ---------------------------   ---------------------------
                                                  1997           1996           1997           1996
                                              ------------   ------------   ------------   ------------
Net sales...................................   $    35,016    $   110,983    $   199,640    $   320,953
Cost of sales...............................        29,754        104,206        184,866        299,740
                                               -----------    -----------    -----------    -----------
          Gross profit......................         5,262          6,777         14,774         21,213
Operating Expenses:
  Selling, general and administrative.......         8,639         10,519         30,555         31,357
  Depreciation and amortization.............           576            794          2,216          2,295
  Restructuring, asset impairment and
     relocation costs.......................             0          2,700         20,437          6,400
                                               -----------    -----------    -----------    -----------
          Loss from operations..............        (3,953)        (7,236)       (38,434)   $   (18,839)
Interest expense............................           713          1,236          3,054          3,601
                                               -----------    -----------    -----------    -----------
          Net loss..........................   $    (4,666)   $    (8,472)   $   (41,488)   $   (22,440)
                                               ===========    ===========    ===========    ===========
Net loss per common share and common stock
  equivalent................................   $     (0.07)   $     (0.14)   $     (0.62)   $     (0.59)
                                               -----------    -----------    -----------    -----------
Common and common equivalent shares
  outstanding (Note 2):
Weighted average shares outstanding.........    66,881,906     60,332,570     66,801,906     38,006,160
                                               ===========    ===========    ===========    ===========

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         ------------------   -------------------
                                                           1997      1996       1997       1996
                                                         --------   -------   --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss...............................................  $ (4,666)  $(8,472)  $(41,488)  $(22,440)
Gain on sale of division assets........................      (385)        0       (385)         0
Adjustments to reconcile net less to net cash provided
  by (used in) operating activities
  Depreciation and amortization........................       576       794      2,216      2,295
  Restructuring, asset impairment and relocation
     costs.............................................         0     2,700     20,437      6,400
  Provision for losses on accounts receivable (Note
     6)................................................     2,249       404      7,527      1,344
  Provision for losses on inventory (Note 6)...........    (1,013)        0      2,562      1,575
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable...........    18,452    (4,442)    33,072     (7,554)
  (Increase) decrease in inventories...................    20,195     1,236     28,999     (8,109)
  Increase (decrease) in accounts payable and accrued
     expenses..........................................   (18,505)    8,420    (27,665)     5,939
  (Increase) decrease in other.........................      (264)      727       (295)    (3,728)
                                                         --------   -------   --------   --------
          Net cash provided by (used in) operating
            activities.................................    16,639     1,367     24,980    (24,278)
                                                         --------   -------   --------   --------
CASH FLOW FROM INVESTING ACTIVITIES:
Net proceeds from sale of division assets..............     3,550         0      3,550          0
Capital expenditures, net of disposals.................       (37)     (995)      (408)    (1,080)
                                                         --------   -------   --------   --------
          Net cash provided by (used in) investing
            activities.................................     3,513      (995)     3,142     (1,080)
                                                         --------   -------   --------   --------
CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayment) under lines of credit.......   (47,455)      259    (55,805)    27,273
Proceeds from sale of Preferred and Common Stock.......    30,000       228     30,000        468
                                                         --------   -------   --------   --------
          Net cash provided by (used in) financing
            activities.................................   (17,455)      487    (25,805)    27,741
                                                         --------   -------   --------   --------
          Net increase (decrease) in cash and cash
            equivalents................................     2,697       859      2,317      2,383
                                                         --------   -------   --------   --------
Cash and cash equivalents at beginning of period.......     1,920     1,734      2,300        210
                                                         --------   -------   --------   --------
Cash and cash equivalents at end of period.............  $  4,617   $ 2,593   $  4,617   $  2,593
                                                         ========   =======   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN DOLLARS)

     Interest on lines of credit. During the nine months ended June 30, 1997 and 1996, the Company paid interest of $3,054,000 and $3,601,000, respectively.

     Income taxes. During the nine months ended June 30, 1997 and 1996, the Company made no federal income tax payments.

     Preferred Stock Dividend. During the three months ended June 30, 1997, the Company accrued $345,000 of dividends on its Preferred Stock pursuant to the 7% cumulative dividend right with respect thereto.

                         AMERIQUEST TECHNOLOGIES, INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                        NINE MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                       PREFERRED STOCK       COMMON STOCK       ADDITIONAL
                                      -----------------   -------------------    PAID-IN     ACCUMULATED
                                      SHARES    AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT
                                      -------   -------   ----------   ------   ----------   -----------
BALANCES AT SEPTEMBER 30, 1996......       --        --   67,047,392    $670     $111,144     $(123,020)
                                                          ----------    ----     --------     ---------
Correction of beginning balance
  (Note 7)..........................       --        --     (165,486)     (1)           1
          Net loss for the three
            months ended December
            31, 1996................       --        --           --      --           --        (3,721)
                                      -------   -------   ----------    ----     --------     ---------
BALANCES AT DECEMBER 31, 1996.......       --        --   66,881,906    $669     $111,145     $(126,741)
                                      =======   =======   ==========    ====     ========     =========
          Net loss for the three
            months ended March 31,
            1997....................       --        --           --      --           --       (33,101)
                                      -------   -------   ----------    ----     --------     ---------
BALANCES AT MARCH 31, 1997..........       --        --   66,881,906    $669     $111,145     $(159,842)
                                      =======   =======   ==========    ====     ========     =========
Sale of preferred stock.............  300,000   $30,000
                                      -------   -------
Accrued Dividend on Preferred
  Stock.............................                                                               (345)
                                                                                              ---------
          Net loss for the three
            months ended June 30,
            1997....................                                                             (4,666)
                                                                                              ---------
BALANCES AT JUNE 30, 1997...........  300,000   $30,000   66,881,906    $669     $111,145     $(164,853)
                                      =======   =======   ==========    ====     ========     =========

                         AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

(1)  MANAGEMENT OPINION

     In the opinion of management, the consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.

(2)  LOSS PER SHARE

     Loss per common share and common share equivalent is computed on the basis of the weighted average number of common shares outstanding less preferred stock dividends. As the Company is currently in a loss position, the effect of convertible preferred stock and stock options are not considered as the effect would be anti-dilutive.

     In February, 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share" effective for fiscal years ending after December 15, 1997. FAS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. FAS No. 128 does not have an impact on the Company's reported loss per share.

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

(4)  COMMON AND PREFERRED STOCK

     On May 6, 1997, the Company issued and sold to Computer 2000 Inc. 300,000 shares of its Series H Cumulative Convertible Preferred Stock ("Preferred Stock") for a purchase price in cash of $30.0 million. The proceeds of the sale were used to partially pay down the Company's outstanding bank lines of credit. The Preferred Stock is currently convertible at the option of Computer 2000 Inc. into 41,958,042 shares of the Company's Common Stock. The Preferred Stock has a 7% per annum cumulative dividend payable in either cash or Company Common Stock until June 30, 1998, at the option of the Company, and thereafter payable in cash only.

     Assuming the exercise of all warrants, options and Preferred Stock outstanding on June 30, 1997, AmeriQuest would have approximately 116 million shares of Common Stock outstanding on that date, of which Computer 2000 Inc. would hold approximately 75.8 percent. Warrants for approximately 7 million shares of Common Stock that are included in the preceding figure are not exercisable prior to August 1, 1997.

(5)  LINES OF CREDIT

     At June 30, 1997, the Company's revolving lines of credit with financial institutions totalled, in the aggregate, $66 million, and floor planning arrangements with lines of credit totalled, in the aggregate, $20 million. Available and unused credit lines totalled $65 million at June 30, 1997.

     The weighted average interest rate for all borrowings under the above credit facilities was 6.3% at June 30, 1997 and 6.4% at September 30, 1996.

                         AMERIQUEST TECHNOLOGIES, INC.

     At June 30, 1997, the terms of the IBM Credit Corporation lending agreement included certain restrictive covenants which require the maintenance of specified financial ratios generally related to tangible net worth, working capital and total debt to tangible net worth. While the Company is in default of certain covenants, it has received from IBM Credit Corporation a waiver from compliance with those covenants (dated August 11, 1997).

(6)  RESTRUCTURING, ASSET IMPAIRMENT AND RELOCATION COSTS

     On April 9, 1997, the Board approved a wide-ranging restructuring plan with the goal of focusing on the Company's Advanced Systems Group ("ASG"). The plan included closure of all warehouse facilities, other than ASG, which is based in Philadelphia, Pennsylvania. The restructuring to date has resulted in the closure of warehouse facilities in Visalia, California, Miami, Florida, Dallas, Texas, and Chicago, Illinois. In addition the number of employees has been reduced to approximately 134 employees in the US. The Company will also be closing its corporate headquarters in Florida and will move a small number of employees to Philadelphia. The restructuring plan will continue to be implemented throughout fiscal year 1997 and will result in a substantial reduction in sales revenue with the goal of returning the Company to profitability in future years.

     Sales, for the nine months ended June 30, 1997, of the businesses to be closed or sold were $142,400,000.

     The components of the restructuring, asset impairment and relocation costs recorded during the quarter ended March 31, 1997 are estimated approximately as follows (dollars in thousands):

Impairment of intangible assets.............................  $ 9,000
Abandonment of leasehold improvements and other property and
  equipment.................................................    3,500
Lease payments in excess of sublease income.................    3,200
Employee severance costs....................................    2,400
Relocation costs............................................    1,000
Other.......................................................    1,337
                                                              -------
          Total classified as restructuring, asset
           impairment and relocation costs..................  $20,437
                                                              =======
Provision for losses on inventory included in cost of
  sales.....................................................    1,014
Provision for losses on accounts receivable included in SG&A
  expenses..................................................    5,549
                                                              -------
          Total restructuring costs.........................  $27,000
                                                              =======

     The above amounts were revised during the quarter ended June 30, 1997, to reflect an additional provision for losses on accounts receivable of $2,302,000 and an equal reduction in the provision for inventory losses.

     Approximately $5,500,000 is accrued for restructuring and relocation costs and is included in other current liabilities. Most of this amount, except for future lease payments, will be paid during calendar 1997.

     During the quarter ended December 31, 1995, the Company established a $3,700,000 reserve for the discontinuance of a significant lease. During the quarter ended June 30, 1996, the Company established a $2,700,000 restructuring charge related to moving the Company's offices.

     It is important to note that to date ASG has been profitable only on an operating basis prior to corporate overhead allocations and interest expense. Therefore, management estimates that a 25% -- 40% increase in sales would be required in order for ASG to achieve profitability on a stand-alone basis. Given the performance to date, no assurance can be given that such a sales increase will occur or that ASG will be profitable on a stand-alone basis. Failure to achieve a substantial increase in the sales level within the current calendar year could adversely and materially impact existing relationships with key suppliers.

                         AMERIQUEST TECHNOLOGIES, INC.

     On June 19, 1997 CMS Enhancements, Inc. sold substantially all of its assets to CMS Peripherals Inc., a company formed by the former managing director of CMS Enhancements, Inc. CMS Enhancements, Inc., as part of the transaction has changed its name to AAG Inc. AmeriQuest Technologies Inc., also has signed a non-compete agreement with CMS Peripherals, Inc. with a term of five years. Proceeds from the sale of the assets of CMS Enhancements, Inc. was $3.55 million, with a gain of $385,000, which was classified as a reduction of selling, general and administrative expenses in the accompanying Statement of Operations.

     Management continues to investigate the possibility of further divestiture of assets, as it focuses on the core business of ASG.

(7)  CORRECTION OF OUTSTANDING SHARES

     The number of outstanding shares of Common Stock was corrected to account for shares that were authorized but never issued in connection with settlement of debt, and the elimination of duplicate shares erroneously issued upon exercise of an employee stock option.

(8)  NEGATIVE TANGIBLE NET WORTH AND ADDITIONAL CAPITAL REQUIRED

     As of June 30, 1997, the Company has a working capital deficit and stockholders' deficit of $23.4 and $23.0 million, respectively. Absent the infusion of additional equity, the Company will continue to be burdened by significant interest expenses that will require high levels of operating income to generate the cash necessary to service such obligations and achieve a break-even level of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     On April 9, 1997, the Board approved a wide-ranging restructuring plan with the goal of focusing on the Company's Advanced Systems Group ("ASG"). The restructuring to date has resulted in the closure of warehouse facilities in Atlanta (Georgia), Miami (Florida), Visalia (California), Dallas (Texas) and Chicago (Illinois). Of such locations, only Miami (Florida) has been subleased. In addition the number of total Company employees has been reduced to approximately 134.

     The core business of ASG is the distribution of RS/6000 computer products and PC Servers and related value-added services and support to provide customized computer solutions. Some of the product lines previously covered by the discontinued standard distribution business were transferred to ASG to complement product lines already being handled by it. It is important to note that to date ASG has been profitable only on an operating basis prior to corporate overhead allocations and interest expense. Therefore, management estimates that a 25% -- 40% increase in sales will be required in order for ASG to achieve profitability on a stand-alone basis. Given the performance to date, no assurance can be given that such a sales increase will occur or that ASG will be profitable on a stand-alone basis. Failure to achieve a substantial increase in the sales level within the current calendar year could adversely and materially impact existing relationships with key suppliers.
                             ---------------------

     On June 19, 1997 CMS Enhancements Inc. sold substantially all of its assets to CMS Peripherals Inc., a company formed by the former managing director of CMS Enhancements Inc., Mr. Ken Burke. CMS Enhancements Inc., as part of the transaction has changed its name to AAG Inc. AmeriQuest Technologies Inc. also signed a non-compete agreement with CMS Peripherals, Inc. with a term of five years. Proceeds from the sale of the assets of CMS Enhancements, Inc. was $3.55 million, with a gain of $385,000, which was classified as a reduction of selling, general and administrative expenses in the accompanying Statement of Operations.

     Management continues to investigate the possibility of further divestiture of assets, as it focuses on the core business of ASG.
                             ---------------------

     The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                                      PERCENT OF SALES
                                                              ---------------------------------
                                                               THREE MONTHS       NINE MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              ---------------   ---------------
                                                               1997     1996     1997     1996
                                                              ------   ------   ------   ------
Net sales...................................................   100.0    100.0    100.0    100.0
Cost of sales...............................................    85.0     93.9     92.6     93.4
Gross profit................................................    15.0*     6.1      7.4      6.6
Selling, general and administrative.........................    24.7      9.5     15.3      9.8
Depreciation and amortization...............................     1.6      0.7      1.1      0.7
Restructuring, asset impairment and relocation cost.........              2.4     10.2      2.0
Interest and other expense, net.............................     2.0      1.1      1.5      1.1
(Loss) from operations......................................   (13.3)    (7.6)   (20.8)    (7.0)

---------------

* The gross profit for the current quarter of 15% would have been 8.4% absent the reclassification of $2.3 million of the estimated inventory loss reserve to selling, general and administrative expense as an additional provision against losses that is expected to be incurred from accounts receivable.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997

     Sales decreased by 53.5% from $75,295,000 for the quarter ended March 31, 1997 to $35,016,000 for the quarter ended June 30, 1997, reflecting a continuing deterioration in sales performance, due primarily to the closing of the standard and export distribution businesses and loss of sales from CMS Enhancements, Inc. as the result of the sale of the assets of CMS Enhancements, Inc.

     Sales for the quarter ended June 30, 1997 declined 68.4% from $110,983,000 for the quarter ended June 30, 1996, reflecting the closing of the standard distribution business and the sale of the assets of CMS Enhancements, Inc., in addition to the highly competitive market situation of the Company in its core business.

     Cost of sales decreased to 85.0% of sales for the quarter ended June 30, 1997 compared to 93.9% of sales in the same quarter for the prior year primarily as a result of the reversal of provisions earlier made to reserves against prospective inventory losses. The earlier reserve against inventory losses was not necessary when compared with the loss actually experienced. Gross profit decreased to $5,262,000 from $6,777,000 for the quarters ended June 30, 1997 and June 30, 1996, respectively.

     Selling, general and administrative expenses of $8,639,000 decreased by $1,880,000 for the quarter ended June 30, 1997 compared to the expenditure of $10,519,000 for the same quarter of the prior year. Substantially lower costs resulting from the closing of the standard and export distribution businesses were offset by an increase in additional reserves related to accounts receivable resulting from a reclassification of $2.3 million of the estimated inventory loss reserve to selling, general and administrative expense as an additional provision against losses that are expected to be incurred from accounts receivable.

     Depreciation and amortization of $576,000 for the quarter ended June 30, 1997 decreased from $794,000 in the quarter ended June 30, 1996 primarily as a result of cessation of goodwill amortization associated with the acquisition of Ross White Enterprises, Inc. d/b/a National Computer Distributors ("NCD") in November, 1994. All goodwill was written-off as of March 31, 1997.

     Interest expense of $713,000 decreased in the quarter ended June 30, 1997 compared to $1,236,000 for the quarter ended June 30, 1996, primarily as a result of repayment of debt from proceeds derived from the sale of 300,000 shares of the Company's Series H Cumulative Convertible Preferred Stock (the "Preferred Stock"). The $345,000 of accrued dividends for the Preferred Stock was recorded as a direct charge to accumulated deficit.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997

     Sales decreased by 37.8% to $199,640,000 for the nine months ended June 30, 1997 compared to $320,953,000 for the nine months ended June 30, 1996 due primarily to the closing of the standard and export distribution businesses and loss of sales from CMS Enhancements, Inc. as the result of the sale of the assets of CMS Enhancements, Inc.

     Cost of sales decreased to 92.6% of sales for the nine months ended June 30, 1997 compared to 93.4% of sales in the same period for the prior year.

     Selling, general and administrative expenses of $30,555,000 for the nine months ended June 30, 1997 represented a decrease of $802,000 from the $31,357,000 record for the same nine month period of the prior year.

     Depreciation and amortization of $2,216,000 decreased from $2,295,000, for the nine months ended June 30, 1997 and June 30, 1996, respectively.

     During the nine months ended June 30, 1997, the Company recorded $27,000,000 in provisions for the restructuring of the Company's operations, and an increased provision for losses on accounts receivable and inventory. For additional information on such restructuring, asset impairment and relocation costs, see Footnote 6 to the consolidated condensed financial statements included in this report.

     Interest expense of $3,054,000 decreased slightly compared to $3,601,000, for the nine months ended June 30, 1997 and June 30, 1996, respectively.

     No income tax benefit was recorded on net operating losses either at June 30, 1997 or June 30, 1996 as valuation allowances were provided, because it is not more likely than not, as defined in SFAS 109, that deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits.

Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

VARIABILITY OF QUARTERLY RESULTS

     Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis. In addition the decision to close the standard distribution and export businesses could involve unforeseeable additional expenses and impede the prospects for ASG to obtain the additional sales needed to achieve stand-alone profitability.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had $4,617,000 in cash and had borrowed $21,641,000 against its existing lines of credit. The Company generated $16,639,000, $6,496,000 and $1,845,000 of cash from operating activities in the three quarterly periods ended June 30, 1997, March 31, 1997 and December 31, 1996, respectively. Operating activities during the remainder of the fiscal year are not expected to generate additional cash from the collection of trade receivables related to the decision to close the standard distribution and export businesses, net of cash requirements to fund operating losses.

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

     The Company maintains bank lines of credit guaranteed by Computer 2000 AG with financial institutions which totalled $66.0 million at June 30, 1997 and will mature on September 30, 1997. Computer 2000 AG is committed to continue the guarantee of the Company's bank lines through September 30, 1997. It should be noted, however, that Computer 2000 AG has informed the Company that it will not extend the guarantees beyond September 30,1997. Computer 2000 AG has indicated, however, that it will pay such amount(s) as may then be outstanding in favor of the banks (up to $30.0 million); whereupon such amounts will be owed to Computer 2000 AG by the Company and Computer 2000 AG will have a security interest in all of the assets of the Company, subordinate only to amounts then owed to IBM Credit Corporation ("IBMCC"). The provisions for such payment and the resulting secured indebtedness to Computer 2000 AG were agreed to by the Company in December 1995 when Computer 2000 AG undertook to guarantee the lines of credit.

     With respect to the intercompany indebtedness up to $30.0 million dollars described in the immediately preceding paragraph, in a letter to the Company, dated August 12, 1997, that amended an agreement between it and the Company, Computer 2000 AG stated that:

        "[Computer 2000 AG"] hereby agrees that it will forebear from taking any legal action or commencing any legal process to collect any such amounts prior to September 30, 1998. [Computer 2000 AG] also represents that it has no present intention to file an involuntary petition against the Company under the United States Bankruptcy Code in order to collect any such amounts due. Notwithstanding the foregoing forbearance and representation, it is understood and agreed that [Computer 2000 AG] and/or the Board of Directors of AmeriQuest Technologies Inc. (including those Directors which have been designated by [Computer 2000 AG] may, depending upon circumstances and conditions as the same may exist from time to time, propose and/or cause the Company to effect a merger or consolidation, sale of all or substantially all of its assets, reorganization or liquidation, including but not limited to, the commencement of a case under the United States Bankruptcy Code or applicable state law, collectively the "Transactions," and individually a "Transaction." It is further agreed that upon the occurrence of a Transaction, any such amounts shall become immediately due and payable, without demand."

     Arthur Andersen LLP has indicated to the Company that its ability to render an unqualified opinion in connection with its annual audit of the Company's financial statements for its fiscal year ending as of September 30, 1997 may depend, in part, on the Company making a representation at the time of the audit to the effect that it has "no present intention" of commencing a proceeding under the United States Bankruptcy Code. Whether or not the Company will be able to make such a representation would depend on the facts and circumstances relating to the Company as they may exist at that time. No assurance can be given that the Company will be able to make such a representation at that time.

     The Company also maintains a $20 million line of credit with IBMCC which is secured by substantially all of the Company's assets. Borrowings under the IBMCC line of credit at June 30, 1997 totalled $4.6 million. Available and unused credit lines totalled $65 million at June 30, 1997. The Company has concluded that, in the light of the restructuring measures and its concentration on ASG, the IBM credit line can be reduced to $7 to $10 million. The Company has requested from IBMCC that the credit line be reduced and the IBM lending agreement modified. Negotiations with respect to these matters are presently being conducted and the Company expects that they will be resolved on a basis satisfactory to the Company. There can be, however, no assurance that such a result will be achieved. Management of the Company believes that, because of the amount and quality of collateral the Company can provide, an alternative source to the IBMCC financing can be obtained.

     On May 6, 1997 the Company issued and sold to Computer 2000 Inc. 300,000 shares of its Series H Cumulative Convertible Preferred Stock (convertible into 41,958,042 shares of AmeriQuest Common Stock) for a purchase price of $30.0 million. The proceeds of the sale were used to partially pay down the Company's outstanding bank lines of credit. All of the Company's bank lines of credit are presently guaranteed by Computer 2000 AG. Available and unused credit lines at August 11, 1997 totalled approximately $66 million, of which approximately $49.6 million presently guaranteed by Computer 2000 AG expire on September 30, 1997.

     Management believes that absent demand from Computer 2000 AG for repayment of the anticipated intercompany loan of up to $30.0 million and the continued availability of $10 million of working capital from other financing sources throughout fiscal 1998, the Company will be able to meet its financial obligations on a timely basis during fiscal 1998. However, as noted above, no assurance can be given that should the Company require any direct or indirect financing in addition to the Computer 2000 AG financing, such financing will be available in amount and terms as favorable as the bank credit lines currently guaranteed by Computer 2000 AG, or that the Company will be able to obtain replacement financing from other independent sources, or that even if available, it will be on terms favorable to the Company. In the event that the Company is unable to obtain adequate financing from Computer 2000 AG or another independent source, the Company may be forced to cease operations during fiscal 1998 due to lack of capital.

     In spite of the infusion of $30.0 million from Computer 2000 during the quarter, the Company's stockholders' equity as of June 30, 1997 was a negative $23.0 million. No assurance can be given that the Company will be able to obtain any additional equity funding so that a positive stockholders' equity can again be established.

     The comments above contain forward looking statements that involve a number of risks and uncertainties. Among other factors that could cause actual results to differ materially are general business and economic conditions, the rate of growth in the computer industry, competitive factors and pricing pressures, changes in product mix, inventory risks due to shifts in market demand, and the effect on the Company's vendor and customer relationships from the decision to close the standard distribution and export businesses and the lack of adequate financing to continue operations.

NYSE LISTING

     The Company is not in compliance with the listing requirements of the New York Stock Exchange ("NYSE"). Even in case of dramatic improvement in the ASG business it is unlikely that the listing standards will be met. Therefore the prospect of a delisting of the Company's Common Stock from the NYSE continues to be a serious concern, and remains a likely prospect. A delisting of the Company's Common Stock from the NYSE would have a material adverse effect on the price and liquidity of the Company's Common Stock and on its ability to secure additional funding.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company convened its 1997 Annual Meeting of Stockholders (the "Meeting") on July 1, 1997. As of May 23, 1997 (the "Record Date") there were 66,881,906 shares of Common Stock outstanding and 300,000 shares of the Company's Series H Cumulative Convertible Preferred Stock (the "Series H Preferred Stock"), which was entitled to 41,958,042 on an "as-if converted" basis, totaling 108,839,948 votes. The Common Stock and the Preferred Stock was voted together as a "single class" on Proposal No. 1 (Election of Directors) and Proposal No. 3 (Ratification of Selection of Auditors). A total of 103,048,133 votes were present at the Meeting, either in person or by proxy; and the number of votes necessary to constitute a quorum was 54,419,975.

     As to Proposal No. 2 (Approval of the Right of the Holders of the Series H Preferred Stock to Convert to Common Stock) there was present at the meeting, either in person or by proxy, 61,090,091 shares of Common Stock, which also represented a quorum for purposes of the vote to be taken on Proposal No. 2 where the Series H Preferred Stock was not entitled to vote at the meeting to approve Proposal No. 2.

     Mr. Robert H. Beckett resigned from the Board of Directors before the Meeting, electing to pursue other personal interests. All other nominees named in the Proxy Statement were elected at the Meeting, together with Mr. Richard Obermaier, a nominee of Computer 2000 Inc. at the Meeting. Mr. Obermaier was elected with the votes controlled by Computer 2000 Inc. and the proxies held by Messrs. Michael Dressen and Holger Heims, who had authority to vote shares voted in favor of Mr. Beckett in favor of a replacement nominee. Accordingly, the directors elected at the Meeting are as follows:

Dr. Harry Krischik                         Manfred H. Guenzel
Michael Dressen                            Holger Heims
Marc L. Werner                             Richard Obermaier
J.R. Dick Iverson

          The table set forth below indicates the votes in favor of each Director and the number of votes for which authority was withheld from the Proxy to vote for a Director:

                                                                         VOTES FOR WHICH
NAME                                                     VOTES FOR    AUTHORITY WAS WITHHELD
----                                                    -----------   ----------------------
Dr. Harry Krischik....................................  102,778,662          269,471
Manfred H. Guenzel....................................  102,796,075          252,058
Michael Dressen.......................................  102,796,225          251,908
Holger Heims..........................................  102,796,225          251,908
Marc L. Werner........................................  102,796,225          251,908
Richard Obermaier.....................................  102,796,225          251,908
J.R. Dick Iverson.....................................  102,796,075          252,058

     In addition to the election of directors, two other proposals from management were voted upon by the shareholders, a complete description of which is contained in the definitive Proxy Statement dated June 12, 1997, SEC File No. 1-10397, a copy of which is filed as Exhibit 99.1 to this Report and incorporated herein by this reference. The results of the voting on each proposal was as follows:

                                                                                          BROKER
RESOLUTION                                                FOR       AGAINST   ABSTAIN   NON-VOTES
----------                                             ----------   -------   -------   ----------
RESOLVED, that the shareholders of AmeriQuest hereby
  approve the right of the holders of AmeriQuest's
  outstanding shares of Series H Cumulative
  Convertible Preferred Stock ("Preferred Stock") to
  convert such shares of Preferred Stock into shares
  of AmeriQuest Common Stock, as more fully set forth
  in Certificate of Designations of the Series H
  Cumulative Convertible Preferred Stock on file with
  the Secretary of State of the State of Delaware.     42,054,794   529,938   112,033   16,216,970
RESOLVED, that the stockholders of AmeriQuest hereby
  ratify the selection of Arthur Andersen LLP as
  AmeriQuest's independent accountants for fiscal
  year 1997.                                           102,843,567  112,422    92,144            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report.

27    Financial Data Schedule
99.1  AmeriQuest's definitive Proxy Statement dated June 12, 1997 relating to the Annual Meeting of Stockholders held July 1,
      1997, SEC File No. 1-10397.

     (b) Reports on Form 8-K filed during the Quarter ended June 30, 1997.

        Current Report on Form 8-K dated June 19, 1997 reporting the sale of the assets of CMS Enhancements, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERIQUEST TECHNOLOGIES, INC.

                                                                        /s/ MICHAEL DRESSEN
                                                       -----------------------------------------------------
                                                                          Michael Dressen
                                                                      Chief Executive Officer
August 14, 1997

                                                                         /s/ HOLGER HEIMS
                                                        ---------------------------------------------------
                                                                           Holger Heims
                                                                   Executive Vice President and
                                                                      Chief Financial Officer

August 14, 1997