Form 10-K405
period 1997-09-30
AMERIQUEST TECHNOLOGIES INC
filed 1998-01-13
CIK 764864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
       (MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
                          COMMISSION FILE NO. 1-10397

                         AMERIQUEST TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     33-0244136
(STATE OR OTHER JURISDICTION OF INCORPORATION    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)

               425 PRIVET ROAD
            HORSHAM, PENNSYLVANIA                                 19044
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (215) 675-9300
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                              TITLE OF EACH CLASS

                            NEW YORK STOCK EXCHANGE
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 10, 1997 is approximately $7,625,507. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock of the Registrant.

     The number of shares of the Registrant's Common Stock outstanding as of December 19, 1997: Common Stock, $.01 par value, 66,881,906 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Exhibit Index is on page 24
================================================================================

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

ITEM 1.  BUSINESS.

THE COMPANY

     AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest" or the "Company"), maintains its principal executive offices at 425 Privet Road, Horsham, Pennsylvania 19044, and its telephone number is (215) 675-9300. AmeriQuest historically conducted its business through its subsidiaries. However, on July 31, 1996, all of its first-tier subsidiaries were merged into AmeriQuest, except for AmeriQuest/Kenfil Inc. ("Kenfil"), and AAG, Inc. (formerly "CMS Enhancements, Inc."). AAG, Inc sold its business on June 19, 1997 and Kenfil sold its last operating businesses in Asia on November 20, 1997. Accordingly, the description of AmeriQuest's business set forth below does not address the historical business of its former subsidiaries individually, and Kenfil, and AAG, Inc. are the only remaining subsidiaries, neither of which is operational.

     During fiscal year 1996 and early 1997 AmeriQuest's sales operations were divided into five domestic regions, each covering a geographical section of the country, and three international regions. By October, 1996, AmeriQuest had reorganized its domestic standard distribution operations in Hollywood, Florida into specialized business units based on the type of product assigned to each unit and one general sales unit. In addition, the Advanced Systems Group was to be operated from Horsham, Pennsylvania; and CMS Enhancements, Inc. operated from Costa Mesa, California. AmeriQuest had exported from Miami, Florida to South American markets; and foreign operations operated from Hong Kong and Malaysia with respect to Asian markets. In April of 1997, AmeriQuest decided to focus its resources on building the Advanced Systems Group ("ASG") in Pennsylvania and close or sell all of the remaining divisions. This reorganization was completed in November, 1997.

     AmeriQuest is primarily a national valued-added wholesale distributor of micro, mini and mid-range computers and related products to value-added resellers ("VARs") and systems integrators. Mid-range computers range in price from $15,000 to $500,000. AmeriQuest markets, sells and supports a variety of products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the customer. AmeriQuest's strategy is to emphasize the sale of complete systems and to provide a high level of value-added services, including consultation on component selection and system assembly and configuration, testing and technical support services. AmeriQuest also provides a variety of programs and seminars designed to enhance its customers' technical capabilities.

     AmeriQuest currently markets more than 13,000 products to value-added resellers and systems integrators throughout the United States. AmeriQuest focuses its marketing efforts on the products of a limited number of key vendors in order to become one of the leading distributors for each of its principal vendors. This enables AmeriQuest to develop product-specific technical expertise that enhances its value-added support services. AmeriQuest attempts to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

     Control of AmeriQuest. Computer 2000, Inc., a wholly-owned subsidiary of Computer 2000 AG (collectively referred to herein as "C-2000") owns 36,349,878 shares of AmeriQuest's Common Stock representing approximately 54% of the issued and outstanding shares of AmeriQuest Common Stock. Additionally, on May 6, 1997 AmeriQuest issued 300,000 shares of its Series H Cumulative Convertible Preferred Stock (convertible into 41,958,042 shares, or approximately 63% of the total outstanding shares of

AmeriQuest Common Stock prior to conversion) to Computer 2000 Inc. in consideration of the payment by Computer 2000 Inc. of $30,000,000 cash. In addition, C-2000 holds achievement warrants and a maintenance option to purchase from AmeriQuest 9,392,515 shares of AmeriQuest Common Stock or approximately 15% of the total issued and outstanding shares of AmeriQuest Common Stock. However, on a fully-diluted basis, all such shares, Common and Preferred, and the exercise of currently exercisable warrants would increase C-2000's ownership from approximately 54% to approximately 74%. As a result of its ownership of more than 50% of AmeriQuest's voting shares, C-2000 assumed control of the Board of Directors of AmeriQuest in August 1995.

STRATEGY

     The Company's current business focus is to continue second tier distribution in areas which minimize direct competition with the largest competitors, and to concentrate on selling higher-margin mid-range computer systems, complementary and related individual computer components, and maintenance and leasing services. AmeriQuest provides value-added services and technical support to its customer base, which improves its margins as compared to the margins of those distributors who provide for sale of equipment only.

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

     The following is a description of the major categories of products currently sold by AmeriQuest and the principal current vendors of those products:

     Personal Computers -- AmeriQuest distributes laptop, desktop and mini-tower personal computers manufactured by Acer, Hewlett Packard, IBM, Trigem and Unisys.

     Advanced Computer Systems -- AmeriQuest distributes mid-range computer servers manufactured by Acer, IBM (RISC 6000 models) and Unisys, together with software from IBM, including AIX and Lotus Notes, and connectivity products from IBM, including routers, bridges and switches.

     Communications and Networks -- AmeriQuest distributes local area network ("LAN") software and specialized hardware products manufactured by Novell, IBM, D-Link and Unisys. In addition, the Company distributes modems and other communication products manufactured by Digi International and Multi-Tech Systems.

     Peripherals and Supplies -- AmeriQuest distributes a broad line of laser, ink-jet and dot matrix printers, monitors, terminals, stand-by power supplies, accessories and supplies manufactured by numerous companies including Okidata, Lexmark, Citizen, Genicom, Relisys, Unisys, Wyse, Acer, IBM, American Power, Imation(3M), Hansol and Hewlett Packard.

     Software -- AmeriQuest sells a variety of operating systems and LAN software products generally as part of its advanced systems sales. AmeriQuest has also commenced the sale of certain applications software for Unix and midrange systems. Among the manufacturers of these software products are IBM and SCO.

     Services -- AmeriQuest arranges for leasing and maintenance options for all products to customers, at additional cost. AmeriQuest also provides Engineering services to those customers who do not have the capability or capacity to either design or install system solutions with their own resources.

VENDOR RELATIONS

     To maintain strong relationships with its principal vendors, AmeriQuest focuses on marketing the products of a limited number of key vendors. AmeriQuest selects its product lines to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations. Accordingly, historical revenues from sale of products of the three leading vendors, IBM, Hewlett Packard, and Unisys, represent approximately 22%, 7% and 14%, respectively, of the ASG segment of the Company's revenue for the last six months of the year ended September 30, 1997 (fiscal 1997). The Company is focused on increasing its share of business represented by each of Hewlett Packard and Unisys to 25% and has made investment in its sales force to achieve such objective.

     AmeriQuest must obtain permission from IBM to create new authorized IBM resellers ("IRAs") and must deal with contractual limitations in acquiring additional existing IRAs who may be dissatisfied with the service of a competitive distributor. IRAs are contractually precluded from purchasing IBM product except from their designated distributor for one year, which limits the ability of AmeriQuest to market its products to IRAs currently "assigned" to other distributors. Also IBM does not authorize a new reseller to market IBM product unless such reseller can meet minimum revenue requirements. Accordingly, AmeriQuest's ability to market to existing IRAs (other than those IRAs currently "assigned" to it) and its ability to assist in the development of new IRAs to expand the IBM revenue base of AmeriQuest is constrained by IBM's current strategy and policy of defining and controlling the IRAs. Additionally, IBM requires distributors of its mid-range computer systems to meet certain minimum purchase levels. AmeriQuest is required to purchase $30 million of IBM mid-range computers during calendar 1997 in order to retain the right to distribute IBM mid-range computers and AmeriQuest believes that it has satisfied this requirement. No assurance can be given that AmeriQuest will be able to meet the purchase requirements that might be imposed upon it in the future by IBM, nor has AmeriQuest received confirmation from IBM that it has met the required purchase levels of calendar 1997. Although, IBM could refuse to sell product to AmeriQuest at any time, it would be more likely to refuse following any period that AmeriQuest might fail to meet the mandated purchase levels. Although IBM indicated that it would terminate the right of AmeriQuest to distribute mid-range computer systems if AmeriQuest did not meet the target purchase levels, AmeriQuest would retain the right to sell IBM mid-range computer systems directly to end users. Such limitations to the authorization of resellers and the imposition of sales performance requirements do not exist with respect to the Company's relationship with Hewlett Packard and Unisys.

     AmeriQuest, like most hardware distributors, sells products throughout the United States for vendors on a nonexclusive basis without geographic restriction. AmeriQuest has distribution agreements with most of its vendors and believes they are in the form customarily used by each vendor and generally contain provisions which allow termination by either party upon as little as thirty days' notice. Most of AmeriQuest's major distribution agreements provide price protection by giving AmeriQuest a credit, subject to specified limitations, in the amount of any price reductions by the vendor between the time of the initial sale to AmeriQuest and the subsequent notice of price change to AmeriQuest. Most of the major distribution agreements also give AmeriQuest qualified return privileges on slow-moving inventory. AmeriQuest's distribution agreements do not restrict AmeriQuest from selling similar products manufactured by competitors. Except as noted above with respect to IBM, any minimum purchase provisions in AmeriQuest's distribution agreements are at levels that AmeriQuest believes do not impose significant risk that AmeriQuest will not be able to achieve such minimum purchase requirements.

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

SALES AND DISTRIBUTION

     During fiscal year 1997 AmeriQuest's sales operations of the Advanced Systems Group in Pennsylvania were divided into three domestic regions, Northeast, Southeast and Western, each covering a geographical section of the country.

     Compensation for sales personnel is largely based on the gross profits generated from sales. All of AmeriQuest's sales personnel receive technical training and are responsible for opening new accounts and serving established accounts. AmeriQuest places some emphasis on telemarketing as a sales method, however, most of the Company's sales personnel operate in the field.

     Customer orders are generally made by a toll-free telephone call with a sales representative in AmeriQuest's sales offices, and the order is entered into AmeriQuest's computer system. The sales representative has access to available information on inventory and customer credit status and, upon reviewing this data, can enter the order immediately. Shipment is usually made the same day, except on orders that require assembly and testing or purchase from a vendor. Customers may also pick up their orders at the designated warehouse. All orders are handled on a prepayment, C.O.D. or credit basis depending on the customer's creditworthiness and previous payment history. In addition, AmeriQuest assists some resellers in obtaining equipment financing through third-party floor planning programs from Deutsche Financial Services, IBM Credit Corporation, AT&T Capital, the FINOVA Group, Inc. and Transamerica Inventory Finance. Because of AmeriQuest's prompt delivery times, it does not generally maintain a substantial order backlog.

CUSTOMERS AND CUSTOMER SERVICES

     The Company sells to more than 3,500 computer resellers. The Company's customers include VARs, corporate resellers, systems integrators, and consultants. AmeriQuest estimates that a majority of its sales are to VARs and systems integrators. The Company's smaller customers often do not have the resources to establish a large number of direct purchasing relationships or to stock significant product inventories. Consequently, they tend to purchase a high percentage of their products from distributors. Larger resellers often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. No customer has accounted for more than ten percent of AmeriQuest's net sales during 1997, 1996 or 1995. Sales by AmeriQuest are not seasonal to any material extent, except for the sale of IBM RISC product which has historically evidenced shipment of 40% of total yearly revenues in the fourth quarter of each of the last two calendar years.

     Through the Company's wholesale distribution business, customers are offered a single source of supply, prompt delivery, financing programs, engineering services, customer leasing and maintenance and customer support.

     Prompt Delivery. In most areas serviced by the Company, orders received by 6:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. AmeriQuest typically delivers products from its Horsham, Pennsylvania warehouse via United Parcel Service and other common carriers, with customers in key commercial regions of the United States receiving orders within one to two working days of shipment. AmeriQuest also will provide overnight air handling if requested and paid for by the customer. These services allow computer resellers to minimize inventory investment yet provide responsive service to their customers. For larger customers in the United States, AmeriQuest is able to provide a fulfillment service so that orders are shipped directly to the computer resellers' customer, thereby reducing the need for computer resellers to maintain inventories of certain products.

     Customer Support. The Company currently offers computer resellers a single source for over 13,000 competitively priced hardware and software products. By purchasing from the Company, the reseller only needs to comply with a single set of ordering, billing and product return procedures and may also benefit from attractive volume pricing. The Company also provides training and product information to its reseller customers.

     AmeriQuest permits the return of products within certain time limits and under certain conditions subject to a restocking charge, provided that the products are unused. Products that are defective upon arrival are handled on a manufacturers' warranty return basis without any restocking charge.

     Unlike its competitors, AmeriQuest offers its resellers terms that reflect those that are offered by each manufacturer's individual warranty program. This pass-through of manufacturers' warranties is one of the value-added services that AmeriQuest provides to its customer base.

     Financing Programs. AmeriQuest extends credit to qualified resellers, thereby augmenting their ability to purchase products from a variety of sources. Additionally, AmeriQuest arranges floor planning and lease financing through a number of credit institutions and offers programs that permit credit card purchases by qualified customers. To facilitate a reseller's ability to pursue large purchase orders within the United States, the Company offers an "assignment of proceeds" program. By instituting this practice AmeriQuest can, based upon the credit worthiness of the end-user customer, assist its resellers in securing purchase orders in excess of what their normal credit facilities would otherwise allow.

COMPETITION

     Competition in the technical distribution of mid-range computer systems is limited, but intense. Principal national distributors are Dickens, JBA International, Western Micro, MicroAge and Gates/Arrow. Additionally it is reasonable to expect that the large broad-line distributors such as Ingram Micro Inc., Merisel, Inc. and Tech Data Corporation, who have substantially greater financial resources than AmeriQuest, may enter the market in pursuit of the substantially greater gross profit margins of technical distribution.

     Competition is primarily based upon availability of product, price, technical support and other support services. AmeriQuest believes that it is generally competitive with respect to each of these factors and that its principal, competitive advantages are its personal sales relationships, technical strength and other support services, and speed and accuracy of delivery.

EMPLOYEES

     As of September 30, 1997, AmeriQuest had 80 full-time employees associated with the ongoing business of AmeriQuest, including 40 persons employed in sales, sales support and marketing functions. None of AmeriQuest's employees are covered by a collective bargaining agreement. AmeriQuest considers its relations with its employees to be good.

                        SPECIAL FACTORS TO BE CONSIDERED

ADDITIONAL LOSSES AND CAPITAL REQUIRED

     Continued Losses. The Company has experienced significant operating losses during recent fiscal years and recorded a net loss of $67.6 million in fiscal year ended June 30, 1995, a net loss of $33.6 million in fiscal 1996 and a net loss of $41.3 million in fiscal 1997. The fiscal 1995 loss included the write-off of approximately $23.8 million of intangible assets and the liquidation of inventory associated with the termination of the Company's entertainment software business. In addition, the fiscal 1995 loss included costs associated with the integration of the significant acquisitions which took place during that fiscal year. The Company recorded a net loss of $33.6 million during fiscal 1996 (including lease termination and moving costs of $6.4 million). During the year ended September 30, 1997, the Company had operating losses of $41.3 million which included restructuring, asset impairment and relocation costs of $26.4 million associated with the close down of the unprofitable distribution businesses.

     Additional Capital Required. In the event that operating losses continue, it is likely that the Company would need to raise additional capital to cover those losses. There is no assurance that additional capital is available, or if available, can be secured on terms favorable to the Company. The Company has no commitment from C-2000 to provide additional funding to the Company, although C-2000 has guaranteed certain amounts due to two of the Company's suppliers and $5 million to IBM Credit Corporation

("IBMCC"). AmeriQuest currently has outstanding an intercompany demand loan from C-2000 in the amount of $27.7 million dollars. This intercompany loan was incurred as a result of C-2000's payment of $27.7 million dollars to certain lenders whose line of credit to AmeriQuest were previously guaranteed by C-2000. The intercompany loan is non-interest bearing, does not require the current payment of principal, and is secured by a security interest in all of AmeriQuests' assets, subordinate only to amounts owed to IBMCC. Although the loan is a demand loan, Computer 2000 AG has agreed to forebear from taking any legal action or commencing any legal process to collect any amounts owed under the intercompany demand loan prior to September 30, 1998. See "Certain Relationships and Related Transactions." Notwithstanding the agreement by C-2000 to defer payment of the loan prior to September 30, 1998, certain specified events such as, but not limited to, merger, sale or reorganization of the Company will make the loan immediately due and payable.

     In addition to the intercompany indebtedness to C-2000 referenced above, AmeriQuest was indebted to IBMCC in the amount of $3,064,000 at September 30, 1997 under a $20 million line of credit on an interest rate of prime plus 2.625%. IBMCC has approved waivers of prior defaults by the Company under the Inventory and Working Capital Financing Agreement. The line of credit expires February 28, 1998. However, as of January 9, 1998, IBMCC agreed to extend the credit agreement with a reduced line of $5 million from March 1, 1998 until September 30, 1998. As of December 31, 1997 the Company's indebtedness to IBMCC was $12,353,000. During December 1997 the Company purchased $6 million of IBM products, primarily to meet the minimum purchase commitment needed to retain IBM MIR distributions rights. Under the terms of the IBM vendor agreement, the Company can return a significant portion of these IBM products and may be required to do so in order to reduce the IBMCC line of credit from $20 million to $5 million at February 28, 1998.

MARKET CONSIDERATIONS

     The New York Stock Exchange ("NYSE") has repeatedly indicated that AmeriQuest is not in compliance with certain of the NYSE's requirements for continued listing on the NYSE. The NYSE could delist AmeriQuest's Common Stock at any time, thereby adversely affecting the public market for such securities.

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

NEED TO INCREASE SALES VOLUME

     As a distributor, the Company must operate on small gross margins. Further, the Company must incur operating expenses to maintain a sufficient level of inventory, facilities, sales staff and support personnel necessary to support sales of products. Although the Company continues to explore possible cost reduction measures, it believes that further significant reductions in its operating expenses will be difficult to achieve without also reducing the sales volumes currently being generated from operations. As a result of these and other factors, the Company must achieve substantially greater sales volumes at satisfactory margins than it has in the past in order to achieve profitability. The estimate by management, reported in the Form 10-Q for the period ended March 31, 1997, that a 25%-40% increase in sales would be required in order for ASG to achieve a break-even level of operations on a stand-alone basis has proven to be cautious as a result of aggressive cost reductions since the issuance of the report. However, the loss of a significant vendor, such as IBM, would cause that estimate of a 25% sales increase to reach profitability to remain reliable. As noted above, IBM's policies restrict the ability of the company to increase sales to existing IRAs by reason of restrictions imposed by IBM on IRAs which effectively preclude a switch by the IRAs to AmeriQuest except on an annual basis as the contract of each respective IRA is renewed. While the Company's new management is attempting to increase sales and its share of business represented by such vendors as Hewlett Packard and Unisys, there can be no assurance that sales will increase or that any increases will be of sufficient magnitude or will occur soon enough to permit the Company to achieve profitability without additional business or financial restructuring.

NEED TO MAINTAIN VENDOR BASE

     The Company principally distributes computer products manufactured by other vendors, principally IBM and Hewlett Packard. Accordingly, the Company's relationships with its existing vendors are critical to its ability to purchase on a favorable basis the products that it resells. In addition, from time-to-time the Company may need to initiate relationships with additional vendors without jeopardizing the Company's existing vendor relationships. Any inability of the Company to preserve its existing vendor relationships or to add new vendors when needed will have a material, adverse effect on its future results of operations, and particularly with respect to the loss of any of the three lead vendors, IBM, Hewlett Packard or Unisys. The Company is also dependent upon its vendors' willingness or ability to make timely shipment of the products ordered by the Company. The failure of vendors to make shipments on a timely basis could cause a material disruption of the Company's sales. In the past, the Company has at times experienced delays in its ability to fill customer orders, due to the inability of certain suppliers to meet their volume and schedule requirements and/or due to the Company's shortages of cash resources. Delays in shipments from suppliers can cause fluctuations in the Company's short-term results and contribute to order cancellations. Additionally, AmeriQuest must meet certain purchase requirements imposed by IBM to maintain its distributor status of IBM's mid-range computer systems. IBM has indicated that it would terminate the right of AmeriQuest to distribute mid-range computer systems if AmeriQuest did not meet the purchase levels of calendar 1997 or any future calendar years. AmeriQuest has not received confirmation from IBM that it has met the calendar 1997 purchase requirements. No assurance can be given that AmeriQuest will be able to achieve purchases at levels required by IBM.

RAPID CHANGES IN TECHNOLOGY AND MARKETS

     The computer industry in general, and the specific markets in which the Company competes, are characterized by rapidly changing technology, often resulting in short product life cycles, rapid price declines, inventory imbalances when compared with market demands, and significant shifts in market dynamics. The Company believes its success is highly dependent upon its ability to react to technological changes and shifts in market demand by continuing to provide costcompetitive products that respond to current market needs. As a value-added wholesale distributor, the Company is particularly vulnerable to changes caused by technological innovation. The introduction of new products and the phasing out of old products requires the Company to carefully manage its inventory to minimize inventory obsolescence. The Company has experienced significant losses due to inventory obsolescence in the past and losses due to selling products acquired as vendor surpluses. Should the Company fail to provide new products on a timely basis that respond to industry demands, the Company's operating results would be adversely affected.

COMPETITION

     The Company competes in an industry characterized by intense and increasing competition. Principal national distributors in the technical distribution of mid-range computer systems with which the Company competes include Dickens, JBA International, Western Micro, MicroAge and Gates/Arrow. Many of the Company's major competitors have substantially greater financial, marketing and other resources than the Company. Competition in the computer products distribution industry is based primarily on price, product availability, and technical support services provided, and to a lesser extent on speed of delivery, convenience and the level of marketing. Because of the intense competition within the industry, the Company has been unable to date to increase its market share. As technological changes occur, the Company's products have had shorter and shorter product life cycles, and new competing products are introduced by other vendors and resellers. Moreover, the manner in which computer products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. Additionally, the requirements imposed by IBM on IRAs to buy only from an "assigned" distributor make it more difficult for AmeriQuest to compete for the business of existing IRAs. These factors, among others, will likely cause continued competitive pressures on the Company in the future.

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

POSSIBLE SALES BY STOCKHOLDERS

     Approximately 10,884,905 outstanding shares (16%) of the Company's Common Stock are eligible for resale pursuant to the provisions of Rule 144 under the Securities Act of 1933 or current resale Registration Statements. The Company has also agreed to register the shares of the Common Stock of the Company issued or issuable to C-2000 consisting of 36,349,878 shares presently held by C-2000 and 9,392,515 additional shares subject to issuance upon the exercise of outstanding warrants and an option held by C-2000. The Company may grant additional registration rights when it issues securities in the future. The public sale of the foregoing shares, or the perception that such shares may be sold, may have the effect of substantially depressing the market price of the Company's Common Stock and causing substantial fluctuations in the price of the Company's Common Stock.

FORWARD-LOOKING INFORMATION

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources (including C-2000) and its financial liquidity, the Company's ability to manage expense levels, the Company's ability to retain key vendors, the continued financial strength of the Company's customers, and the Company's ability to accurately anticipate customer demand and manage inventories.

     This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Annual Report on Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a value-added wholesale distributor; competitive conditions within the computer industry may change adversely; demand for the products distributed by the Company may weaken; the Company may be unable to retain existing key vendors and existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important presumptions affecting the forward-looking statements made herein include, but are not limited to, (i) timely identifying and delivering new products as well as enhancing existing products, (ii) completing current restructuring plans, and (iii) accurately forecasting cash needs. Assumptions relating to budgeting, marketing, advertising, product mix and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, cash expenditures or other budgets, which may in turn affect the Company's financial position and results of operations.

ITEM 2.  PROPERTIES.

     AmeriQuest's principal offices are located in leased facilities in Horsham, Pennsylvania, which consists of approximately 30,000 square feet of office space and 75,000 square feet of warehouse space on a single level.

     The following table sets forth information regarding the regional offices of AmeriQuest and its subsidiaries:

                                               SQUARE FEET     LEASE EXPIRATION     YEAR OPENED
                                               -----------     ----------------     -----------
        LOCATION
        Horsham, PA..........................    105,000            1/31/98(1)          1978
        Atlanta, GA..........................      6,000            9/30/00             1997
        Maple Shade, NJ......................      1,400            8/31/00             1997
        St. Louis, MO........................      1,400           11/30/00             1997
        SUBLEASED(2)
        Anaheim, CA..........................     62,298            2/29/00             1995
        Alpharetta, GA.......................      1,924            9/30/99             1994

---------------
(1) Commencing February 1, 1998 this lease will become a month-to-month tenancy terminable upon 30 days prior written notice from either AmeriQuest or the Landlord. AmeriQuest is currently evaluating prospect for replacement facilities of approximately 50,000 square feet.

(2) Sub-lessees are in default. Proceedings are being undertaken to evict the current sub-lessees in preparation for re-lease of these properties to other sub-tenants, which are yet to be located.

ITEM 3.  LEGAL PROCEEDINGS.

     AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. AmeriQuest management believes that none of such current proceedings individually or in the aggregate, will have a material adverse effect on AmeriQuest's financial position and results of operations.

     While not expected to be of material effect to the Company, Kenfil Inc. vs. RLI Insurance Company, Superior Court of the State of California, County of Los Angeles, No. BC 108564 filed July 12, 1994, involves litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994. The defendant cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil Inc., based on affidavits from former Kenfil employees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. The defendant's theory is that the policy was voided ab initio by the fraudulent actions of Kenfil Inc.'s employees; while Kenfil Inc.'s position is that fraud unauthorized by the corporation but committed by a few employees does not operate to void the contract. The defendant's theory is premised on the language of the contract, while Kenfil Inc.'s position is supported by a case from the California Supreme Court. Messrs. Irwin Bransky and Nelson Landman, former officers of Kenfil Inc. at the time of the earthquake, have pleaded guilty to mail fraud relating to the mailing of documents asserting the destruction of inventory from the earthquake where such destruction actually occurred in large part following the earthquake. However, their actions were not attributed to Kenfil Inc. during the course of the criminal proceedings. Kenfil Inc. has a continuing claim against the defendant for additional amounts never paid under the contract for the interruption of the business of Kenfil Inc. and claims against Messrs. Bransky and Landman for the damages occasioned to Kenfil Inc. by their unauthorized and unratified criminal conduct. No assurance can be given as to the final outcome of this legal matter.

     While not expected to be of material effect to the Company, Leading Edge Products, Inc. vs. AmeriQuest Technologies, Inc., involves suit against AmeriQuest/NCD Inc., one of the Company's predecessors in interest, wherein Leading Edge is asserting breach of contract and unjust enrichment. In its complaint Leading Edge alleges a $1,055,438 debt and seeks double or triple damages, interest, attorney's fees, and costs. The Company responded to the complaint by denying liability and asserted counterclaims for breach of contract, breach of implied covenant of good faith and fair dealing, breach of warranty, and unjust enrichment.

In its counterclaim the Company seeks to recover money damages in the amount determined by the court, double or triple damages, interest, attorney's fees, and costs. The case is in its early stages and the accounting information has yet to be exchanged. The Company's accounting information indicates that the Company owes Leading Edge a total of $451,852. The information received to date, however, indicates that the Company's potential exposure is at least $451,852 and may be as high as $678,597. No assurance can be given as to the final outcome of this legal matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     See Part II, Item 4 of the Company's 10-Q for the period ending June 30, 1997 for a description of the results of the Annual Meeting of Stockholders of the Company held July 1, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the market prices for the shares of Common Stock of AmeriQuest. The prices reflect the high and low closing prices quoted on the New York Stock Exchange for each calendar quarter since December 31, 1994.

                                   AMERIQUEST

                                        HIGH     LOW
                                        --       ----
1995
First Quarter........................... 3 1/4     2 1/4
Second Quarter.......................... 3 1/4     1 3/4
Third Quarter........................... 2 1/8     1 1/8
Fourth Quarter.......................... 1 3/8       5/8
1996
First Quarter........................... 1 1/4       3/4
Second Quarter.......................... 1 1/2       3/4
Third Quarter...........................   15/16     1/2
Fourth Quarter.......................... 1 7/8       7/16
1997
First Quarter........................... 1 3/8       5/8
Second Quarter..........................   3/4       6/16
Third Quarter...........................   9/32      3/16
Fourth Quarter..........................   9/32      1/4

     On December 10, 1997, the stock of AmeriQuest closed at $0.25 per share on the New York Stock Exchange. As of that date AmeriQuest had approximately 1,079 shareholders of record.

     The New York Stock Exchange ("NYSE") has repeatedly indicated that AmeriQuest is not in compliance with certain of the NYSE's requirements for continued listing on the NYSE. The NYSE could delist AmeriQuest's Common Stock at any time, thereby adversely affecting the public market for such securities.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data has been derived from and should be read in conjunction with the audited consolidated financial statements of AmeriQuest, and the notes thereto, and with "Management's Discussion and Analysis of Results of Operations and Financial Condition", included elsewhere herein and incorporated herein by this reference (dollars in thousands, except share data).

                                                          THREE
                                                          MONTHS
                              YEAR ENDED   YEAR ENDED     ENDED
                              SEPTEMBER    SEPTEMBER    SEPTEMBER           YEARS ENDED JUNE 30,
                                 30,          30,          30,       ----------------------------------
                                 1997         1996         1995         1995        1994        1993
                              ----------   ----------   ----------   ----------   ---------   ---------
Net sales(1)................  $  218,877   $  424,708   $  100,723   $  416,571   $  87,593   $  73,082
Income (loss) before
  taxes.....................     (41,311)     (33,609)      (7,041)     (67,566)     (7,971)        236
Net income (loss)(2)........     (41,311)     (33,609)      (7,041)     (67,566)     (7,971)        236
Net Income (loss) per
  share.....................       (0.63)       (0.76)       (0.30)       (3.76)      (1.33)       0.08
Total assets................      26,079      116,372      115,531      128,008      65,145      20,274
Long-term obligations(3)....           0        3,122        6,686       24,515       3,442       1,817
Stockholders' equity
  (deficit).................     (23,392)     (11,206)      17,565      (25,709)     12,875       8,644
Weighted average shares
  outstanding...............  66,881,906   44,208,983   23,786,127   17,993,440   5,973,511   3,060,908

---------------
(1) The sales increase in 1995 was due primarily to acquisitions. The sales increase in 1994 compared to 1993 was largely due to the initiation of a broader distribution strategy.

(2) The losses in 1995 were due principally to abandonment of U.S. software operations, consists of integrating prior acquisitions and the write-down of assets. Losses in 1994 and 1992 related principally to corporate restructuring.

(3) For the year ended June 30, 1995, Includes the $18 million advance from Computer 2000 related to its equity investment (see Note 9 to the Consolidated Financial Statements) and $5.8 million associated with the issuance of 6.8 million shares of the Company's common stock required to complete the Robec merger (see Note 2 to the Consolidated Financial Statements).

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

     On April 9, 1997 the Board approved a wide-ranging restructuring plan encompassing head-count reductions and facility closures with the goal of focusing on and strengthening the activities of its Advanced Systems Group ("ASG"), which had the highest gross margins of its distribution businesses, at that time. The Company announced that projected losses for the year ending September 30, 1997 could be in the range of approximately $45,000,000, partly as the result of estimated charges in the amount of $25,000,000 related to the planned restructuring, and $2,000,000 of restructuring costs and provisions earlier included in operating results predating the authorization of the restructuring (please reference Note 1 on page F-7). The restructuring measures were necessitated by the fact that revenues for the quarter ended March 31, 1997 were substantially below expectations, primarily due to the inability of the Company to compete effectively in the standard distribution of computer products. Management also continued the investigation of possible other dispositions.

     On May 6, 1997 AmeriQuest issued 300,000 shares of its Series H Cumulative Convertible Preferred Stock (convertible into 41,958,042 shares of AmeriQuest Common Stock) -- to Computer 2000 Inc. in consideration of the payment by Computer 2000 Inc. of $30,000,000. This infusion fulfilled a previously announced commitment from Computer 2000 Inc. to make such an investment.

     On June 19, 1997 CMS Enhancements Inc. sold substantially all of its assets to CMS Peripherals Inc., a company formed by the former managing director of CMS Enhancements Inc., Mr. Ken Burke. CMS Enhancements Inc., as part of the transaction has changed its name to AAG Inc. AmeriQuest Technologies Inc. also signed a non-competition agreement with CMS Peripherals with a term of five years prohibiting use of the former name of the subsidiary and assembly or manufacture of disk drives.

     On September 30, 1997, Computer 2000 AG paid AmeriQuest's outstanding lines of credit in the amount of $27.7 million (formerly guaranteed by Computer 2000
AG) and converted the loans to a non-interest bearing intercompany demand loan, deferring demand of payment through September 30, 1998, but subordinated to the Company's working capital lender.

     AmeriQuest/Kenfil Inc. sold its wholly-owned subsidiaries Kenfil Distribution (Far East) Limited, a Hong Kong corporation and Kenfil Distribution
(M) Sdn. Bhd., a Malaysian corporation, to Regentland Holdings Ltd. for proceeds of $2,939,062 pursuant to a Stock Purchase Agreement dated November 20, 1997. The purchase price was equivalent to repayment of a loan and the net book value of the assets sold plus a premium of $450,000, and was paid by issuance of a dividend from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc. in the amount of $1,717,106, the loan repayment of $771,956 from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc., and the payment of $450,000 from Regentland Holdings Ltd. Regentland Holdings Ltd. was formed by Mr. Simon Yip, the former Chief Executive Officer of Kenfil Distribution (Far
East) Limited to accommodate his purchase of such entities. Concurrent with the closing, the Board of Directors of AmeriQuest/Kenfil Inc. received an opinion from Chase Securities, Inc. to the effect that the terms of the sale were fair to AmeriQuest Technologies, Inc. as the sole stockholder of AmeriQuest/Kenfil Inc. from a financial point of view. This sale completed the restructuring plan announced in April, 1997.

     Effective September 30, 1995 the Company changed its fiscal year-end from June 30 to September 30. Transition information for the three months ended September 30, 1995 is included in the Company's financial statements due to the change. The following table presents the Company's results of operations as a percent of sales:

                                                                               THREE MONTHS
                                                YEARS ENDED     YEARS ENDED        ENDED        YEAR ENDED
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,     JUNE 30,
                                                   1997            1996            1995            1995
                                               -------------   -------------   -------------   -------------
Sales........................................      100.0%         100.0%          100.0%          100.0%
Gross Profit.................................        7.2             5.5             7.4             3.8
Selling, general and administrative..........       16.1            10.8            12.9            12.8
Intangible write-off.........................        4.1              --              --             5.7
Restructuring................................        4.3             1.5              --              --
Interest.....................................        1.6             1.1             1.4             1.5
Net Loss.....................................       18.9             7.9             7.0            16.2

NET SALES

     During the fiscal year ended September 30, 1997 sales decreased 49% compared to the twelve months ended September 30, 1996. Sales decreases were mainly attributable to the Company's decision to sell CMS Enhancements, Inc., and to close the North American and export distribution divisions and focus on and strengthen the activities of its Advanced Systems Group. Historical revenues of ASG from sale of products of its three leading vendors, IBM , Hewlett Packard, and Unisys, represent approximately 22%, 7% and 14%, respectively of the last six months of fiscal year 1997 revenues. The Company is currently focused on increasing its share of business represented by each of Hewlett Packard and Unisys to 25% and has made investment in its sales force to achieve such objective. Sales increases in the fiscal year ended September 30, 1996 and June 30, 1995 were due primarily to the acquisitions of NCD, Robec and Kenfil during early fiscal 1995.

COST OF SALES AND GROSS PROFIT

     Gross profit increased to 7.2% of sales for the fiscal year ended September 30, 1997 compared to 5.5% for the twelve months ended September 30, 1996. The improvement was partially attributable to the closing of the lower margin standard distribution businesses and continuation of the higher margin Advanced Systems Group revenue and related margin. Gross profit decreased to 5.5% of sales for the fiscal year ended September 30, 1996 compared to 7.4% for the three months ended September 30, 1995. The decline was primarily attributable to continued extreme price competition within the industry and lower levels of vendor rebates due to the lack of availability of certain product lines.

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

     An integral aspect of AmeriQuest's business is to exchange products sold to customers which are either incompatible units or do not work for a variety of technical or other reasons. If such products are ultimately determined to be defective, AmeriQuest, under contract terms with its vendors, is able to return such products to its vendors. Under such agreements AmeriQuest's economic risk is nominal and generally limited to the cost of freight and technical services, both of which cost categories are expensed currently. A warranty and return reserve of approximately $0.4 and $1.5 million is reflected in the balance sheets at September 30, 1997 and September 30,1996, respectively.

     The Company receives funds under incentive programs based upon volume sales or purchase of the vendors products. The incentive funds reduce the cost of the products sold. Incentive programs resulted in $2.4 million for the year ended September 30, 1997, $2.5 million for the year ended September 30, 1996 and $2.4 million for the fiscal year ended June 30, 1995. Incentive rebates for the quarter ended September 30, 1995 were $0.6 million.

     AmeriQuest anticipates that it will continue to experience pressure on gross sale margins due to industry competition. Although AmeriQuest expects that it will be able to reduce other cost of sale items, selling, general and administrative expenses as a percent of sales, no assurance can be given as to whether such reduction in fact will occur or as to the actual amount of any such reductions. To the extent gross margins decline and the Company is not successful in reducing selling, general and administrative expenses as a percentage of sales, the Company will experience further negative operating results.

OPERATING EXPENSES

     For the fiscal years ended September 30, 1997 and 1996 and the fiscal year ended June 30, 1995 selling, general and administrative expenses, exclusive of the loss on sublease and charges for relocation, restructuring and the write-off of intangibles were approximately 16.1%, 10.8% and 12.8% of sales, respectively. Selling, general and administrative expenses for the quarter ended September 30, 1995 was 12.9% of sales. Selling, general and administrative expenses have declined during the periods as a result of the integration of the Company's recent acquisitions and reductions in bad debt expense.

     During the year ended September 30, 1997, the Company incurred significant operating and personnel costs to close down the unprofitable distribution businesses. During the 1997 fiscal year the Company recorded a $9.3 million charge to expense the restructuring of the Company's sales and administrative staffing and planned closing of rented facilities. During fiscal years 1996 and 1995 the Company incurred significant costs to resolve certain lawsuits and complete an information systems conversion. In addition, bad debt expense was significant in fiscal 1996 as the Company increased export sales to higher credit risk Brazilian customers During the year ended September 30, 1996 the Company also recorded a $6.4 million charge to expense for the sublease of its California headquarters building and the cost to relocate its headquarters to Florida.

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

     Operating expenses are reduced by advertising revenues and market development funds received from vendors as subsidy for or incentive to market their products. Funds received during the fiscal year ended September 30, 1997 totaled $2.0 million and funds of $2.8 million were received for each of the fiscal years ended September 30, 1996 and June 30, 1995 and $.4 million for the quarter ended September 30, 1995.

OPERATING RESULTS

     The annual and quarterly operating results of the domestic operations of the Company have varied considerably due to the acquisition of distribution companies, closure and sale of certain subsidiaries and operating units and a reduced emphasis on manufacturing and assembly for all but mass storage assembly products, which has also ceased as of June 19, 1997.

INTEREST EXPENSE

     Interest expense decreased from $4.8 million during the year ended September 30, 1996 compared to $3.5 million for the year ended September 30, 1997 due to (i) guarantees provided by C-2000 to banks which charged lower interest rates and (ii) equity infusions from C-2000, offset by continued losses. Interest expense increased in the year ended June 30, 1995 compared to the prior fiscal year due to increased levels of debt to fund acquisitions and operating losses.

INCOME TAXES

     In the period July 1, 1993 through September 30, 1997 no income tax benefit was recorded as it is not more likely than not that the Company will realize the tax benefit of its deferred tax assets, including tax-loss carry forwards.

INFLATION

     To date AmeriQuest has not been significantly affected by inflation. Moreover, technological changes in the electronics industry have generally resulted in price reductions, despite increases in certain costs which may be affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997 the Company had $7.7 million in cash and had borrowed $3.1 million against lines of credit. The Company generated $21.7 million in cash from operating activities during the year ended September 30, 1997 compared to usage of cash of $28.8 million for the year ended September 30, 1996. Cash generated by operations in fiscal 1997 resulted primarily from collection of accounts receivable and liquidation of inventory offset by full settlement of payment with discontinued vendors. Sale of assets during fiscal 1997 generated an additional $3.5 million of cash. Cash receipts were applied to reduce outstanding obligations under lines of credit.

     Accounts receivable days increased during fiscal 1997, representing longer payment terms extended to customers in order to be competitive. Inventory turnover increased in both fiscal years 1997 and 1996, reflecting an intentional reduction in stock carried in an effort to reduce obsolescence costs and carrying costs necessary to support the business.

     At September 30, 1997 the Company had a stockholders' deficit of $23.4 million after operating losses of $41.3 million in the year ended September 30, 1997 and $33.6 million in the year ended September 30, 1996.

     The Company had maintained bank lines of credit guaranteed by C-2000 with four German banks which totaled $27.7 million on September 30, 1997. The interest rates on such lines of credit were Libor-based. On September 30, 1997, Computer 2000 AG paid the outstanding bank lines of credit which totaled $27.7 million and converted the loans to a non-interest bearing intercompany demand loan, and agreed to defer demand of payment through September 30, 1998 and subordinate its loan to the working capital lender. See "Certain Relationships and Related Transactions." Notwithstanding the agreement by C-2000 to defer demand of payment of the loan prior to September 30, 1998, certain specified events such as, but not limited to, the merger, sale or reorganization of the Company will make the loan immediately due and payable.

     The Company maintains a $20 million line of credit with IBM Credit Corporation ("IBMCC") which is secured by substantially all of the Company's assets. Interest rates on the IBMCC line are prime plus 2.625%. Borrowings under the IBMCC line at September 30, 1997 and 1996 totaled $3.1 million and $12.3 million, respectively. Borrowings under the IBMCC line of credit are limited to a contractual percentage of eligible inventories and receivables. The terms of the line include restrictive covenants which require the maintenance of specific levels of tangible net worth, working capital and operating results. IBMCC has subsequently approved amendments to the agreement which waive prior defaults. The IBMCC line is reduced to $5 million on February 28, 1998 and expires on September 30, 1998.

     Operating activities in the upcoming year will require additional cash from external financing sources. While management believes that the Company's current sources of external financing, are adequate to meet its current operating requirements through September 30, 1998, a significant portion of these external financing sources are represented by the supplier and IBMCC guarantees and intercompany loan of $27.7 million from Computer 2000 AG. Management believes that the C-2000 non interest bearing $27.7 million loan and the $5 million line of credit from IBMCC will be adequate for the Company to accomplish its fiscal 1998 operating plan and to meet its financial obligations on a timely basis during fiscal 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the current directors and executive officers of AmeriQuest.

                 NAME                AGE                            POSITION
    -------------------------------  ----    ------------------------------------------------------
    Alexander C. Kramer, Jr........    54    President and a Director
    Jon D. Jensen..................    54    Chief Operating Officer, Chief Financial Officer and
                                               Secretary
    Harry Krischik.................    46    Chairman of the Board of Directors
    Manfred H. Guenzel.............    46    Director
    Richard Obermaier..............    37    Director
    Anton Roedl....................    34    Director
    Marc L. Werner.................    39    Vice Chairman and Director
    J.R. Dick Iverson..............    68    Director

     Alexander C. Kramer, Jr. (age 54) served as Vice President -- Operations of Robec, Inc. for thirteen years prior to its acquisition in November 1995 by AmeriQuest. From November 1995 he served in various capacities, and during fiscal 1997 he served as Vice President -- General Manager of the Advanced Systems Group. On October 8, 1997, he was appointed by the Board of Directors to serve as President following the resignation of Mr. Michael Dressen; and he was also elected on October 8, 1997 by the Board to serve as a Director of AmeriQuest.

     Jon D. Jensen (age 54) served as Vice President of Finance and Chief Financial Officer of Robec, Inc. from September, 1994 until its acquisition by AmeriQuest in November, 1995. From November, 1995 to January, 1997, he served AmeriQuest as Vice President of Planning and Business Process Re-engineering, at which time he was appointed to serve as Vice President of Finance. On October 8, 1997, he was appointed by the Board of Directors to serve as Chief Operating Officer, Chief Financial Officer and Secretary of AmeriQuest following the resignation of Mr. Holger Heims as Chief Financial Officer and Secretary, and his replacement of Mr. John Tonnison as Chief Operating Officer. For six years prior to September, 1994, Mr. Jensen had served as Chief Financial Officer, Controller and Treasurer of Philadelphia Gear Company.

     Dr. Harry Krischik (age 46) has served as a Member of the Executive Board of Computer 2000 AG for more than the last five years, with responsibility for the areas of logistics, electronic data processing and human resources. He is now responsible for worldwide sales and also has regional responsibility for Southern Europe, North America and Latin America.

     Manfred H. Guenzel (age 46) was appointed to serve as a Member of the Executive Board of Computer 2000 AG in January 1996. From August 1990 until January 1996, he served as Head of Corporate Development/Acquisitions/Controlling (Energy, Chemistry, Aluminum Refractories, Telecommunications) for VIAG AG, the ultimate parent of Computer 2000 AG.

     Richard Obermaier (age 37) has served as Controller and Senior Staff Member of Mergers & Acquisitions for Computer 2000 AG since July, 1995. From 1991 through July, 1995, he served as a Senior Staff Member in the corporate finance department at Allianz AG, engaged in mergers and acquisitions.

     Anton Roedl (age 34) joined Computer 2000 AG in September 1996 to serve as Manager of Taxation. From 1990 to August 1996 he was employed by KPMG Peat Marwick where his last position was that of a Supervising Senior in the audit department. He was elected by the Board of Directors to serve as a Director following the resignation of Mr. Holger Heims.

     Marc L. Werner (age 40) serves as President and Chief Executive Officer of Cornucopias Capital Advisors. He was employed by Werner Co. and various companies affiliated with Werner Co. from 1986 until April 30, 1997, with his last position there being that of Chief Executive Officer, President and Director for

Werner Financial, Inc. Mr. Werner is a Certified Public Accountant, and holds a Bachelor of Science degree in Accounting from Northern Illinois University.

     J. R. Dick Iverson (age 69) is currently retired, except for his service on the board of directors of AmeriQuest, Telegen Corporation and ComStream Corporation, a subsidiary of Spar Aerospace Limited. From 1986 to 1994 he served as Chief Executive Officer and President of the American Electronics Association.

     On October 8, 1997, Michael Dressen resigned as President of the Company, Holger Heims resigned as Chief Financial Officer and Secretary of the Company and John Tonnison was replaced as Chief Operating Officer of the Company. On October 8, 1997, Alexander C. Kramer, Jr. was elected President of the Company, and Jon Jensen was elected Chief Operating Officer, Chief Financial Officer and Secretary of the Company.

     The Company has an Audit Committee, which currently consists of two directors: Marc L. Werner and J. R. Dick Iverson. Messr's Werner and Iverson are neither officers nor employees of the Company or any of its affiliates. The Compensation Committee consists of Dr. Harry Krischik and Marc L. Werner. The Compensation Committee is concerned primarily with establishing executive compensation policies for the Company. See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

     In May, 1997, the Company formed an Acquisition Committee, which consists of two directors: Marc L. Werner and Richard Obermaier. The Acquisition Committee was formed to investigate, evaluate and negotiate potential acquisitions, mergers and divestitures involving AmeriQuest or its assets. The Acquisition Committee serves at the discretion of the Board of Directors of the Company and may be disbanded at any time by resolution of the Company's Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides information concerning the annual and long-term compensation of the Chief Executive Officer of AmeriQuest and each of the four other highest paid executive officers who served as such at the end of fiscal year 1997 and their titles at such date, and for two of the other highest paid executive officers who terminated their employment with AmeriQuest prior to the end of fiscal year 1997 (collectively, the "Named Executive Officers") for services rendered to AmeriQuest and its subsidiaries in all capacities during the fiscal years 1997, 1996 and 1995. This information includes the dollar values of base salaries and bonus awards, and certain other compensation, if any, whether paid or deferred. AmeriQuest does not provide long-term compensation benefits other than stock options. On October 8, 1997, Michael Dressen resigned as President of the Company, Holger Heims resigned as Chief Financial Officer and Secretary of the Company and John Tonnison was replaced as Chief Operating Officer of the Company. On October 8, 1997, Alexander C. Kramer, Jr. Was elected President of the Company, and Jon D. Jensen was elected Chief Operating Officer, Chief Financial Officer and Secretary of the Company.

                                                       ANNUAL COMPENSATION(1)             (4)
                                                   ------------------------------      ALL OTHER
           NAME AND PRINCIPAL POSITION             YEAR     SALARY(2)    BONUS(5)     COMPENSATION
-------------------------------------------------  ----     --------     --------     ------------
Michael Dressen,.................................  1997     $250,000     $165,000        107,393
  President                                        1996       40,000          -0-            -0-
                                                   1995          -0-          -0-            -0-

Holger Heims,....................................  1997      150,000      200,000         87,128
  Chief Financial Officer and Secretary            1996      150,000          -0-            -0-
                                                   1995          -0-          -0-            -0-

John Tonnison,...................................  1997      150,000      199,749         84,000
  Chief Operating Officer                          1996      107,000       16,837            -0-
                                                   1995          -0-          -0-            -0-

Alexander C. Kramer, Jr.,........................  1997      150,000      165,000            -0-
  Vice President, Advanced Systems Group           1996      150,000       19,974            -0-
                                                   1995      150,000        4,154            -0-

Andrew J. Lewis,.................................  1997       80,000       76,250        101,604
  Controller                                       1996       80,000        1,588            -0-
                                                   1995          -0-          -0-            -0-

Richard McIntyre,................................  1997      104,873       11,586        264,285(3)
  Vice President -- Sales                          1996      133,750       15,918            -0-
                                                   1995          -0-          -0-            -0-

John Hudson,.....................................  1997      122,563       95,569         85,967(3)
  Vice President -- U.S. Sales                     1996       39,385       11,006            -0-
                                                   1995          -0-          -0-            -0-

---------------
(1) In fiscal years 1997, 1996 and 1995, no executive officer received perquisites or other personal benefits, securities or property which exceeded the lesser of $50,000 or 10% of such executive officer's salary and bonus, excepting Michael Dressen who received housing and health care reimbursement of $57,393.

(2) Salary compensation includes amounts paid for vacation time not taken by the employees.

(3) Messrs. Richard McIntyre and John Hudson terminated their employment on May 9, 1997 and August 25, 1997, respectively, and the amounts set forth under the column entitled "All Other Compensation" represents severance payments and other compensation to which they were entitled under their respective employment arrangements.

(4) Includes amounts paid during the fiscal year as a bonus for the employee's cooperation to move to Florida and where applicable the employees' cost to return to California.

(5) Includes loyalty bonus paid to ensure continuity and orderly completion of close of Florida operation.

OPTION EXERCISES AND FISCAL YEAR END VALUES

     The following table provides, as to the Named Executive Officers, information concerning unexercised stock options at September 30, 1997. None of the executive officers exercised any stock options during fiscal year 1997.

                                                 NUMBER OF UNEXERCISED             VALUE OF UNEXERCISED
                                                      OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                                                  SEPTEMBER 30, 1997               SEPTEMBER 30, 1997(1)
                                             -----------------------------     -----------------------------
                   NAME                      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------------------------  -----------     -------------     -----------     -------------
Michael Dressen............................        -0-              -0-            -0-              -0-
Holger Heims...............................        -0-              -0-            -0-              -0-
John Tonnison..............................        -0-              -0-            -0-              -0-
Alexander C. Kramer, Jr.(2)................     37,635           16,129            -0-              -0-
Andrew J. Lewis............................        -0-              -0-            -0-              -0-
Richard McIntyre...........................        -0-              -0-            -0-              -0-
John Hudson................................        -0-              -0-            -0-              -0-

---------------
(1) Based on the closing price of AmeriQuest's Common Stock on the New York Stock Exchange on September 30, 1997.

(2) Represents 16,129 shares as having vested with respect to an option granted on June 7, 1994 and 21,506 shares as having vested under an option granted March 22, 1993.

EMPLOYMENT CONTRACTS

     As of October 1, 1997, the Company entered into an Employment Agreement with Alexander C. Kramer, Jr. Providing for an annual salary of $200,000 plus eligibility for bonus up to 114% of annual salary. The Employment Agreement provides for six months severance if the employee is terminated without cause and 12 months severance if the employee is terminated or resigns following a diminution of responsibility within 12 months after a change of control.

     As of October 1, 1997, the Company entered into an Employment Agreement with Jon Jensen providing for an annual salary of $157,500 plus eligibility for bonus up to 114% of annual salary. The Employment Agreement provides for six months severance if the employee is terminated without cause and 12 months severance if the employee is terminated or resigns following a diminution of responsibility within 12 months after a change of control.

COMPENSATION OF OUTSIDE DIRECTORS

     AmeriQuest pays its outside Directors, Marc L. Werner and J.R. Dick Iverson, $2,500 per calendar quarter plus expenses incurred to attend Board meetings. All directors are also eligible to receive stock and/or stock options as a form of compensation. The Company has agreed to pay Marc L. Werner $5,000 per month, commencing as of October, 1997, plus reimbursement of expenses for his services as Chairman of the Acquisition Committee of the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1997 the Compensation Committee consisted of Dr. Harry Krischik and Marc L. Werner. Dr. Krischik is a member of the Executive Board of Computer 2000 AG.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of November 30, 1997, information relating to the beneficial ownership of AmeriQuest's Common Stock by (i) each person known to AmeriQuest to be the beneficial owner of more than five percent of AmeriQuest's outstanding Common Stock, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. AmeriQuest knows of no agreements among its shareholders which relate to voting or investment power over its Common Stock.

                                             AMOUNT AND NATURE OF
                                          BENEFICIAL OWNERSHIP AS OF
                                             NOVEMBER 30, 1997(1)
                                               NUMBER OF SHARES
  NAME AND ADDRESS OF BENEFICIAL     ------------------------------------       PERCENT OF OUTSTANDING
               OWNER                   COMMON               PREFERRED           CLASS OF SECURITY(19)
-----------------------------------  ----------          ----------------       ----------------------
Computer 2000 Inc.(2)..............  43,385,158                                            56%
  Wolfratshauser Strasse 84                              300,000 Series H                 100%
  81379 Munchen, Germany
Computer 2000 AG(2)................  43,385,158                                            56%
  Wolfratshauser Strasse 84                              300,000 Series H                 100%
  81379 Munchen, Germany
DIRECTORS AND OFFICERS(17)
Michael Dressen(3).................         -0-                       -0-                   0%
Holger Heims(4)....................         -0-                       -0-                   0%
Harry Krischik(5)..................  43,385,158                                            56%
                                                         300,000 Series H                 100%
Manfred H. Guenzel(6)..............  43,385,158                                            56%
                                                         300,000 Series H                 100%
Richard Obermaier(7)...............  43,385,158                                            56%
                                                         300,000 Series H                 100%
Anton Roedl(8).....................         -0-                       -0-                   *
John Tonnison(9)...................         -0-                       -0-                   0%
Alexander C. Kramer, Jr.(10).......      37,635                       -0-                   *
Marc L. Werner(11).................      20,000                       -0-                   *
J.R. Dick Iverson(12)..............      10,000                       -0-                   *
Andrew J. Lewis(13)................         -0-                       -0-                   0%
Richard McIntyre(14)...............         -0-                       -0-                   0%
John Hudson(15)....................         -0-                       -0-                   0%
All officers and directors as a
  group (13 persons)(17)...........  43,452,793(16)(18)                                    59%
                                                         300,000 Series H 5)(6)(7)           100%

---------------
  *  Denotes less than 1%

 (1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

 (2) Includes shares owned directly by Computer 2000 Inc., a wholly-owned subsidiary of Computer 2000 AG. The amount reflected in the table includes 7,035,280 shares subject to outstanding Achievement Warrants in favor of Computer 2000 Inc., which are currently exercisable. The warrants and option held by Computer 2000 Inc. are as follows:

                Achievement Warrants..........   7,035,280
                Maintenance Option............   2,357,235

     The Series H Cumulative Convertible Preferred Stock held by Computer 2000 Inc. is convertible into 41,958,042 shares of Common Stock, which, when combined with the Common Stock beneficially owned by Computer 2000, Inc. on November 30, 1997 would equal 74% of the outstanding Common Stock upon conversion.

 (3) Mr. Dressen became President of AmeriQuest on August 1, 1996, and was appointed to serve as a Director on September 12, 1996. Mr. Dressen resigned his positions on October 8, 1997.

 (4) Mr. Heims served during 1997 as Executive Vice President, Chief Financial Officer, Secretary and a Director of AmeriQuest. Mr. Heims resigned his positions on October 8, 1997.

 (5) Represents the shares held of record by Computer 2000 Inc. (see footnote
     (2) above). Mr. Krischik is a Member of the Executive Board of Computer 2000 AG, and therefore may be deemed to have shared voting power over the shares of AmeriQuest held by Computer 2000 Inc. There are a total of five persons who serve as a Member of the Executive Board of Computer 2000 AG, of which Mr. Krischik is one. Mr. Krischik disclaims beneficial ownership of all shares of AmeriQuest held by Computer 2000 Inc. Mr. Krischik is a nominee of Computer 2000 AG, and serves as the Chairman of the Board of Directors of AmeriQuest.

 (6) Represents the shares held of record by Computer 2000, Inc. (see footnote
     (2) above). Mr. Guenzel is a Member of the Executive Board of Computer 2000 AG, and therefore may be deemed to have shared voting power over the shares of AmeriQuest held by Computer 2000 Inc. There are a total of five persons who serve as a Member of the Executive Board of Computer 2000 AG, of which Mr. Guenzel is one. -- Mr. Guenzel disclaims beneficial ownership of all shares of AmeriQuest held by Computer 2000 Inc. Mr. Guenzel is a nominee of Computer 2000 AG, and serves as a Director of AmeriQuest.

 (7) Represents the shares held of record by Computer 2000, Inc. (see footnote
     (2) above). Mr. Obermaier is an officer and director of Computer 2000 Inc., and therefore may be deemed to have shared voting power over the shares of AmeriQuest held by Computer 2000 Inc. Mr. Obermaier disclaims beneficial ownership of all shares of AmeriQuest held by Computer 2000 Inc. Mr. Obermaier is a nominee of Computer 2000 AG, and serves as a Director of AmeriQuest.

 (8) Mr. Roedl disclaims beneficial ownership of all shares of AmeriQuest held by Computer 2000 Inc., because although he is an employee of Computer 2000 AG, he is not an officer or director of Computer 2000 Inc. nor is he a member of the Executive Board of Computer 2000 AG, which is the level at Computer 2000 AG which would decide the manner in which AmeriQuest shares would be voted by Computer 2000 Inc. Mr. Roedl is a nominee of Computer 2000 AG, and serves as a Director of AmeriQuest.

 (9) Mr. Tonnison served as Chief Operating Officer during fiscal 1997, until he was replaced by Mr. Jon Jensen on October 8, 1997.

(10) Includes 37,635 shares subject to stock options exercisable within 60 days after November 30, 1997. Mr. Kramer served as Vice President -- Advanced Systems Group during fiscal 1997, and is now serving as President.

(11) Includes 20,000 shares of Common Stock held of record by Mr. Werner as custodian for certain of his children.

(12) Mr. Iverson commenced service as a Director of AmeriQuest on July 10, 1996.

(13) Mr. Lewis served as Controller of AmeriQuest during fiscal 1997.

(14) Mr. McIntyre served as Vice President -- Sales until his severance from employment on May 31, 1997.

(15) Mr. Hudson served as Vice President -- U.S. Sales until his severance from employment on September 30, 1997.

(16) Includes 37,635 shares subject to stock options and warrants currently vested and issuable upon exercise of such options and warrants.

(17) The address for the executive officers and directors and proposed directors is: 425 Privet Road, Horsham, Pennsylvania 19044.

(18) The executive officers of AmeriQuest at November 30, 1997 were Alexander C. Kramer, Jr. and Jon Jensen. The shares reflected in the table as owned by all officers and directors as a group includes the shares referred to in footnotes (5) through (12) above.

(19) For purposes of determining the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares held by a person or group is divided by the number of shares of AmeriQuest's Common Stock outstanding on November 30, 1997 (66,881,906) plus the number of shares of Common Stock subject to outstanding stock options and warrants exercisable currently or within 60 days of November 30, 1997 by such person or group, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. Percentages of less than 1% are represented by an asterisk.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In December 1995, Computer 2000 AG issued guarantees to certain lenders to secure up to $66 million of lines of credit such lenders might extend to AmeriQuest. In November 1996 Computer 2000 AG increased the $66 million of credit lines to $76 million. These borrowings were used in part to reduce the Company's interest-bearing indebtedness under its previously outstanding lines of credit from approximately $52 million to zero, resulting in a reduction, as of September 30, 1996, in the average interest rate on the Company's total outstanding indebtedness from approximately 11.0% per annum to approximately 6.4% per annum. In return for the guarantees, AmeriQuest agreed to pay Computer 2000 AG one-half of one percent (0.5%) per annum of the amounts guaranteed, on a weighted average basis, and provided Computer 2000 AG with a security interest in all of AmeriQuest's assets, and agreed to seek refinancing of its outstanding debt as soon as reasonably practicable. Computer 2000 AG's guarantees expired on September 30, 1997, at which time Computer 2000 AG paid the amounts guaranteed in full, totaling $27.7 million. AmeriQuest is now indebted to Computer 2000 AG in the amount of $27.7 million under the terms of the Reimbursement and Security Agreement of December 1995. This intercompany loan is non-interest bearing, and is guaranteed by all the assets of AmeriQuest, subordinate only to the security interests of IBMCC. Notwithstanding the agreement by C-2000 to defer payment of the loan prior to September 30, 1998, certain specified events such as, but not limited to, merger, sale or reorganization of the Company will make the loan immediately due and payable. In the opinion of management, this financing is more favorable to AmeriQuest than could have been obtained from unaffiliated third party lenders. Additionally, C-2000 has guaranteed certain amounts due to two of the Company's suppliers and $5 million to IBMCC.
                         ------------------------------

     On May 6, 1997, AmeriQuest issued and sold to Computer 2000 Inc. 300,000 shares of its Series H Cumulative Convertible Preferred Stock (the "Preferred Stock") (convertible as of November 30, 1997 at an exercise price of $.715 per share into 41,958,042 shares of AmeriQuest Common Stock) for a purchase price of $30 million. The proceeds of the sale were used to partially pay down AmeriQuest's existing bank credit lines. A preferred dividend of 7% per annum is being accrued pursuant to the terms of the Preferred Stock. In the opinion of management this financing is at least as favorable to AmeriQuest as could have been obtained from unaffiliated third party lenders.
                         ------------------------------

     On April 19, 1997, AmeriQuest and Computer 2000 AG entered into identical indemnification agreements with Board members Dr. Harry Krischik, Manfred Guenzel, Michael Dressen, Holger Heims, Robert H. Beckett, Marc L. Werner and J.
R. Dick Iverson, and with John Tonnison. Subsequently, Computer 2000 AG entered into indemnification agreements identical to those executed on April 19, 1997 with newly elected Board members, Messrs. Richard Obermaier, Anton Roedl and Alexander C. Kramer, Jr. and executive officer Jon D. Jensen. The indemnification agreements so executed are referred to hereinafter as the "Indemnification Agreements."

     AmeriQuest's Certificate of Incorporation provides that AmeriQuest as a corporation will indemnify its directors and officers to the fullest extent permitted by law and shall advance expenses in connection therewith.

     Among other things, each of the Indemnification Agreements provides that in the event an indemnitee becomes a party to certain specified legal proceedings by reason of an Indemnifiable Event (as defined below), AmeriQuest and Computer 2000 AG, jointly and severally, shall indemnify such indemnitee to the fullest extent permitted by law against Indemnifiable Expenses (as defined below) if the indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of AmeriQuest and, with respect to any criminal proceeding or investigation, had no reasonable cause to believe his conduct was unlawful. In the event an indemnitee becomes a party to a legal proceeding by or in the right of AmeriQuest to procure a judgment in its favor by reason of an Indemnifiable Event, AmeriQuest and Computer 2000 AG, jointly and severally, shall indemnify such indemnitee to the fullest extent permitted by law against Indemnifiable Expenses actually and reasonably incurred by the Indemnitee in connection with such legal proceeding or any appeal therefrom, if the indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of AmeriQuest, except that no indemnification shall be made in respect of any such legal proceeding as to which the indemnitee shall have been adjudged to be liable to AmeriQuest unless and only to the extent that the court in which such proceeding was brought shall determine that the indemnitee is fairly and reasonably entitled to indemnity for such Indemnifiable Expenses. All such indemnification will be subject to the terms and conditions set forth in the Indemnification Agreements.

     As used in each of the Indemnification Agreements, "Indemnifiable Expenses" means any and all costs, charges and expenses, including, without limitation, attorneys' fees and other fees, expenses in connection with the investigation, defense or appeal of any legal proceeding, judgments, fines and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of any such attorneys' fees and other fees and expenses, judgments, fines or amounts paid in settlement) actually and reasonably incurred by the Indemnitee in connection with the legal proceeding or any appear therefrom. The term "Indemnifiable Event" means any actual or asserted event or occurrence related to the fact that the indemnitee is or was a director, officer, employee, agent or fiduciary of AmeriQuest, or is or was serving at the request of AmeriQuest as a director, officer, employee, trustee, agent, or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust, or other entity, or anything done or not done by the indemnitee in any such capacity.

                         ------------------------------

     AmeriQuest leases its facility in Horsham, Pennsylvania from Bowe 3 Partners at a lease rate of approximately $522,000 per year for 105,000 square feet of office and warehouse space. The Lease for this facility was first scheduled to terminate on December 31, 1996, but by mutual agreement of the parties was extended on September 10, 1996 through January 31, 1998 at the same rate as that in effect for September 1996. On December 5, 1997, the Lease was further extended to expire by its terms on March 31, 1998, with rent payable after January 31, 1998 at the current rate. Alexander C. Kramer, Jr., President and a Director of the Company, is a partner in Bowe 3 Partners. In the opinion of management, the terms of the Lease are as favorable to AmeriQuest as those which could be obtained from unaffiliated third parties.

SEVERANCE ARRANGEMENTS WITH PRIOR MEMBERS OF MANAGEMENT

     During fiscal 1997 several officers terminated their employment with AmeriQuest as part of its efforts to reduce overhead expenses and retain personnel skilled enough to effect a turn-around of the Company. The following table sets forth the amounts of severance payments made and the names of the officers to whom such payments were made.

                   EMPLOYEE                      DATE OF                            SEVERANCE
               NAME AND POSITION                SEVERANCE        CONTRACT RIGHT       PAID
    ---------------------------------------  ---------------     --------------     ---------
    Dennis Fairchild.......................  January 7, 1997        $ 75,000         $75,000(1)
    Richard McIntyre.......................      May 9, 1997        $ 75,000         $75,000(2)
    John Hudson............................  August 25, 1997             -0-         $37,500(3)

---------------
(1) Mr. Fairchild also received reimbursement of moving expenses totaling $65,000 and reimbursement of his home rental while in Florida of $12,000.

(2) Mr. McIntyre also received a payment for adjustment of housing expenses incurred in reliance on promise of future employment of $126,220.

(3) Mr. Hudson also received $20,000 as incentive pay to remain with AmeriQuest through the date of his termination and a relocation bonus of $20,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Schedules

                                                                               PAGE
                                                                             REFERENCE
                                                                             ---------
        (1) Financial Statements included in Part II of this Report:
               Report of Independent Certified Public Accountants..........      F-1
               Consolidated Statements of Operations.......................      F-2
               Consolidated Balance Sheets.................................      F-3
               Consolidated Statements of Stockholders' Deficit............      F-4
               Consolidated Statements of Cash Flows.......................      F-5
               Notes to Consolidated Financial Statements..................      F-7
        (2) Financial Statement Schedules
               Schedule II -- Valuation and Qualifying Accounts and             F-19
                Reserves...................................................

     (b) Reports on Form 8-K

     Current report on Form 8-K dated November 20, 1997 to report the dale of Kenfil Distribution (Far East), a Hong Kong Corporation and Kenfil Distribution
(M) Sd. Bhd., a Malaysian corporation, formerly wholly owned subsidiaries of AmeriQuest/Kenfil Inc., a wholly owned subsidiary of the Registrant.

     (c) Exhibits

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                  TITLE OF DOCUMENT                 PAGE NO.         LOCATION OF FILING
---------  -------------------------------------------    --------   ------------------------------
 3.01(a)*  Certificate of Incorporation of AmeriQuest                SEC File No. 1-10397
           as amended through September 22, 1994.                    10-K for June 30, 1994

 3.01(b)*  Amendment to the Certificate of                           SEC File No. 1-10397
           Incorporation of AmeriQuest dated April 1,                10-K for September 30, 1996
           1996 pursuant to which authorized Common
           Stock was increased to 200,000,000 shares
           and authorized Preferred Stock was restored
           to 5,000,000 shares

 3.01(c)   Certificate of Designations for Series H                  SEC File No. 1-10397
           Preferred Stock issued and issuable to                    10-K for September 30, 1997
           Computer 2000.

 3.02*     By-laws of AmeriQuest                             189     SEC File No. 33-81726

 4.01*     Reference is made to Exhibits 3.01 and
           3.02, the Certificate of Incorporation and By-laws, which define the rights of security holders

 4.02*     Specimen Stock Certificate                        274     SEC File No. 33-81726

10.01*     Inventory and Working Capital Financing                   SEC File No. 1-10397
           Agreement dated May 5, 1995 by and between                10-K for June 30, 1995
           CDS Distribution, Inc. and IBM Credit
           Corporation, as amended.

10.02*     Inventory and Working Capital Financing                   SEC File No. 0-18115
           Agreement dated September 21, 1994 by and                 8-K dated September 22, 1994
           between Robec, Inc. and IBM Credit
           Corporation, as amended.

 EXHIBIT
   NO.                  TITLE OF DOCUMENT                 PAGE NO.         LOCATION OF FILING
---------  -------------------------------------------    --------   ------------------------------
10.03      Reimbursement and Security Agreement dated                SEC File No. 1-10397
           December 20, 1995 by and between AmeriQuest               10-K for September 30, 1997
           and Computer 2000 AG

10.05*     Incentive Stock Option Plan                               SEC File No. 2-96539

10.06*     Employee Stock Bonus Plan                                 SEC File 33-23809

10.07*     1996 Equity Incentive Plan                                SEC File No. 1-10397

10.08*     Employment Agreement for Michael Dressen                  SEC File No. 1-10397
                                                                     10-K for September 30, 1996

10.09*     Employment Agreement for Holger Heims                     SEC File No. 1-10397
                                                                     10-K for September 30, 1996

10.10      Employment Agreement for Alexander C.                     SEC File No. 1-10397
           Kramer, Jr.                                               10-K for September 30, 1997

10.11      Employment Agreement for Jon D. Jensen                    SEC File No. 1-10397
                                                                     10-K for September 30, 1997

10.12      Form of Indemnification Agreement by and                  To be filed by Amendment
           between and among Computer 2000 AG and
           Officers and Directors Michael Dressen,
           Holger Heims, Harry Krischik, Manfred
           Guenzel, Richard Obermeier, Anton Roedl,
           Marc L. Werner, J. R. Dick Iverson, John
           Tonnison, Alexander C. Kramer, Jr. and Jon
           D. Jensen

10.13*     Purchase Agreement dated August 7, 1995 by                SEC File No. 1-10397
           and between AmeriQuest and Computer 2000 AG               8-K dated August 7, 1995

10.14      Preferred Stock Purchase Agreement dated                  To be filed by Amendment
           April 28, 1997 by and between AmeriQuest
           and Computer 2000 AG

10.21*     Lease Agreement dated January 1, 1994, as                 SEC File No. 1-10397
           amended, by and between AmeriQuest as                     10-K for September 30, 1996
           successor in interest by merger to the
           interests of Robec, Inc. and Bowe 3
           Partners

10.22      Lease Agreement dated September 8, 1997, by               SEC File No. 1-10397
           and between AmeriQuest and AP Southeast                   10-K for September 30, 1997
           Portfolio Partners LP d/b/a Highwoods
           Anderson.

10.23      Lease Agreement dated August 26, 1997, by                 SEC File No. 1-10397
           and between AmeriQuest and Tall Oaks                      10-K for September 30, 1997
           Associates, LP

10.25*     Lease Agreement dated January 25, 1995, as                SEC File No. 1-10397
           amended, by and between AmeriQuest and                    10-K for September 30, 1996
           Anaheim Technology Center

10.26*     Sublease dated as of September 4, 1996 by                 SEC File No. 1-10397
           and between AmeriQuest and Central Video,                 10-K for September 30, 1996
           Inc.

21.01      Subsidiaries of AmeriQuest                                SEC File No. 1-10397
                                                                     10-K for September 30, 1997

 EXHIBIT
   NO.                  TITLE OF DOCUMENT                 PAGE NO.         LOCATION OF FILING
---------  -------------------------------------------    --------   ------------------------------
23.01      Consent of Arthur Andersen LLP to the                     SEC File No. 1-10397
           incorporation of their report included in                 10-K for September 30, 1997
           the Annual Report on Form 10-K of
           AmeriQuest for the fiscal year ended
           September 30, 1997 into certain of
           AmeriQuest's previously filed Registration
           Statements.

24.01      Powers of Attorney for Messrs. Harry                      SEC File No. 1-10397
           Krischik, Manfred H. Guenzel, Anton Roedl,                10-K for September 30, 1997
           Richard Obermaier, Alexander C. Kramer,
           Jr., Marc L. Werner and J.R. Dick Iverson

27.01      Financial Data Schedule (for SEC use only)                SEC File No. 1-10397
                                                                     10-K for September 30, 1997

---------------
* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Horsham, State of Pennsylvania, on the 12th day of January, 1998.

                                          AmeriQuest Technologies, Inc.

                                          /s/ ALEXANDER C. KRAMER
                                          --------------------------------------
                                          By: Alexander C. Kramer
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  ------------------

         /s/ ALEXANDER C. KRAMER            President and a Director          January 12, 1998
------------------------------------------    (Principal Executive
           Alexander C. Kramer                Officer)
            /s/ JON D. JENSEN               Chief Financial Officer, Chief    January 12, 1998
------------------------------------------    Operating Officer and
              Jon D. Jensen                   Secretary (Principal
                                              Financial and Accounting
                                              Officer)

          /s/ DR. HARRY KRISCHIK            Director                          January 12, 1998
------------------------------------------
           Dr. Harry Krischik**

          /s/ MANFRED H. GUENZEL            Director                          January 12, 1998
------------------------------------------
           Manfred H. Guenzel**

          /s/ RICHARD OBERMAIER             Director                          January 12, 1998
------------------------------------------
           Richard Obermaier**

             /s/ ANTON ROEDL                Director                          January 12, 1998
------------------------------------------
              Anton Roedl**

            /s/ MARC L. WERNER              Director                          January 12, 1998
------------------------------------------
             Marc L. Werner**

          /s/ J. R. DICK IVERSON            Director                          January 12, 1998
------------------------------------------
           J. R. Dick Iverson**

         /s/ ALEXANDER C. KRAMER
------------------------------------------
          Alexander C. Kramer*,
             Attorney-in-Fact

              /s/ JON JENSEN
------------------------------------------
              Jon Jensen,**
             Attorney-in-Fact

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

TO AMERIQUEST TECHNOLOGIES, INC.:

     We have audited the accompanying consolidated balance sheets of AmeriQuest Technologies, Inc. (a Delaware corporation) and subsidiaries (AmeriQuest) as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and for the three months ended September 30, 1995 and for the year ended June 30, 1995. These financial statements are the responsibility of AmeriQuest's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Kenfil Distribution (Far East) Limited, which statements reflect total assets and total revenues of 24 percent and 11 percent in 1997, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriQuest Technologies, Inc. and subsidiaries, as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended and for the three months ended September 30, 1995 and for the year ended June 30, 1995 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
December 16, 1997 (Except
with respect to the
matters discussed in Note
12, as to which the date
is January 9, 1998).

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS
                                         YEAR ENDED        YEAR ENDED           ENDED         YEAR ENDED
                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      JUNE 30,
                                            1997              1996              1995             1995
                                        -------------     -------------     -------------     -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES.............................   $    218,877      $    424,708      $    100,723     $   416,571
COST OF SALES.........................        203,199           401,165            93,308         400,820
                                          -----------       -----------       -----------     -----------
     Gross Profit.....................         15,678            23,543             7,415          15,751
OPERATING EXPENSES
     Selling, general and
       administrative.................         35,160            45,998            13,019          53,471
     Intangibles write-off............          9,036               -0-               -0-          23,777
     Restructuring, asset impairment
       and relocation costs...........          9,338             6,400               -0-             -0-
                                          -----------       -----------       -----------     -----------
                                               53,534            52,398            13,019          77,248
                                          -----------       -----------       -----------     -----------
     Loss from operations.............        (37,856)          (28,855)           (5,604)        (61,497)
     Interest expense.................          3,455             4,754             1,437           6,069
                                          -----------       -----------       -----------     -----------
     Net loss.........................   $    (41,311)     $    (33,609)     $     (7,041)    $   (67,566)
                                          ===========       ===========       ===========     ===========
     Net loss per common share and
       common share equivalent........   $      (0.63)     $      (0.76)     $      (0.30)    $     (3.76)
                                          ===========       ===========       ===========     ===========
     Weighted average shares
       outstanding....................     66,881,906        44,208,983        23,786,127      17,993,440
                                          ===========       ===========       ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1997              1996
                                                                    -------------     -------------
                                                                        (DOLLARS IN THOUSANDS)
                                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................    $   7,680         $   2,300
  Accounts receivable, net of allowances for doubtful accounts of
     $2,156 and $5,811 as of September 30, 1997 and September 30,
     1996, respectively...........................................        9,006            56,492
  Inventories.....................................................        7,066            38,019
  Other current assets............................................          935             2,837
                                                                      ---------         ---------
     Total current assets.........................................       24,687            99,648
PROPERTY AND EQUIPMENT, NET.......................................        1,272             6,134
INTANGIBLE ASSETS, net of accumulated amortization of $1,961 as of
  September 30, 1996..............................................          -0-             9,546
OTHER ASSETS......................................................          120             1,044
                                                                      ---------         ---------
                                                                         26,079           116,372
                                                                      =========         =========

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable................................................        9,492            36,152
  Due to Computer 2000............................................       27,664               -0-
  Lines of credit.................................................        3,064            77,446
  Other current liabilities.......................................        9,251            10,858
                                                                      ---------         ---------
     Total current liabilities....................................       49,471           124,456

LONG-TERM OBLIGATIONS.............................................          -0-             3,122

COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, 8 AND 12)

STOCKHOLDERS' DEFICIT
  Preferred Stock, $.01 par value, 7% cumulative dividend,
     convertible into common, 300,000 shares authorized and
     outstanding; entitled to $30,000,000 in involuntary
     liquidation..................................................       30,000               -0-
  Common stock, $.01 par value; authorized 200,000,000 shares;
     issued and outstanding 66,881,906 and 67,047,392 shares as of
     September 30, 1997 and September 30, 1996, respectively......          669               670
  Additional paid-in capital......................................      111,145           111,144
  Accumulated deficit.............................................     (165,206)         (123,020)
                                                                      ---------         ---------
     Total stockholders' deficit..................................      (23,392)          (11,206)
                                                                      ---------         ---------
                                                                      $  26,079         $ 116,372
                                                                      =========         =========

  The accompanying notes are an integral part of these consolidated financial statements

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                           PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                        ---------------------    --------------------     PAID-IN      RETAINED
                                          SHARES      AMOUNT       SHARES      AMOUNT     CAPITAL       DEFICIT
                                        ----------    -------    ----------    ------    ----------    ---------
                                                                 (DOLLARS IN THOUSANDS)
BALANCES AT JUNE 30, 1995.............         -0-        -0-    22,966,711     $230      $ 56,196     $ (82,135)
Conversion of subordinated note
  payable.............................     810,811          8           -0-      -0-        17,992
Sale of subsidiary....................         -0-        -0-      (350,000)      (4)         (697)
Common stock issued by private
  placement and other.................         -0-        -0-     1,229,429       12         1,719
Exercise of employee stock options....         -0-        -0-        50,000        1            37
Sale of preferred stock...............   1,785,714         18           -0-      -0-        31,229
Net loss for the three months ended
  September 30, 1995..................         -0-        -0-           -0-      -0-           -0-        (7,041)
                                        ----------    -------    ----------     ----      --------     ---------
BALANCES AT SEPTEMBER 30, 1995........   2,596,525    $    26    23,896,140     $239      $106,476     $ (89,176)
Exercise of employee stock options....         -0-        -0-        82,500        1             3
Preferred stock issued for
  acquisition.........................      25,830        -0-           -0-      -0-         1,603
Common stock issued for acquisition...         -0-        -0-     3,969,905       40         2,367
Exercise of warrants by Computer
  2000................................     301,249          3           -0-      -0-           232
Common stock issued for legal
  settlement..........................         -0-        -0-       500,000        5           305
Common stock issued for series G
  preferred stock dividend............         -0-        -0-       197,958        2           233          (235)
Preferred stock conversion............  (2,923,604)       (29)   33,104,371      330          (302)
Exercise of warrants by Computer
  2000................................         -0-        -0-     5,296,518       53           227
Net loss for the year ended September
  30, 1996............................         -0-        -0-           -0-      -0-           -0-       (33,609)
                                        ----------    -------    ----------     ----      --------     ---------
BALANCES AT SEPTEMBER 30, 1996........         -0-        -0-    67,047,392     $670      $111,144     $(123,020)
Correction of outstanding shares that
  were authorized but never issued in
  connection with settlement of
  debt(1).............................         -0-        -0-      (165,486)      (1)            1
Sale of preferred stock...............     300,000     30,000
Accrued Dividend on Preferred Stock...         -0-        -0-           -0-      -0-           -0-          (875)
Net loss for the year ended September
  30, 1997............................         -0-        -0-           -0-      -0-           -0-       (41,311)
                                        ----------    -------    ----------     ----      --------     ---------
BALANCES AT SEPTEMBER 30, 1997........     300,000    $30,000    66,881,906     $669      $111,145     $(165,206)
                                        ==========    =======    ==========     ====      ========     =========

---------------
(1) Correction of Outstanding Shares -- The number of outstanding shares of Common Stock was corrected to account for shares that were authorized but never issued in connection with settlement of debt, and the elimination of duplicate shares erroneously issued upon exercise of an employee stock option.

  The accompanying notes are an integral part of these consolidated financial statements

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS
                                            YEAR ENDED        YEAR ENDED           ENDED         YEAR ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      JUNE 30,
                                               1997              1996              1995             1995
                                           -------------     -------------     -------------     ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss..................................   $ (41,311)        $ (33,609)        $  (7,041)       $(67,566)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization...........       2,664             3,235               691           4,723
  Gain on sale of division assets.........        (385)              -0-               -0-             -0-
  Restructuring, asset impairment and
     relocation costs.....................      13,849               956               -0-          25,317
  Provision for losses on accounts
     receivable...........................       4,970             1,661               758           5,787
  Provision for losses on inventory.......       4,032             7,482               462          17,039
  Changes in operating assets and
     liabilities:
     (Increase) decrease in accounts
       receivable.........................      38,655            (6,564)            3,995          (3,016)
     (Increase) decrease in inventories...      25,581            (5,028)            6,304            (390)
     (Increase) decrease in other
       assets.............................       2,704             1,305               868            (189)
     Increase (decrease) in accounts
       payable and other..................     (29,027)            1,728           (10,050)        (25,312)
                                              --------          --------          --------        --------
Net cash provided by (used in) operating
  activities..............................      21,732           (28,834)           (4,013)        (43,607)
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of division assets...       3,550               -0-               -0-             -0-
  Net cash paid for acquisition of
     businesses, net of cash acquired.....         -0-               -0-               -0-          (1,973)
  Capital expenditures, net of
     disposals............................         (62)           (1,798)           (1,361)         (4,316)
                                              --------          --------          --------        --------
     Net cash provided by (used in)
       investing activities...............       3,488            (1,798)           (1,361)         (6,289)
CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings (repayment) under lines
     of credit............................     (77,504)           32,202           (27,701)         20,926
  Increase in due to Computer 2000........      27,664               -0-               -0-             -0-
  Proceeds from subordinated debt.........         -0-               -0-               -0-          18,000
  Proceeds from sale of Preferred and
     Common Stock.........................      30,000               520            32,315           8,740
                                              --------          --------          --------        --------
     Net cash provided by (used in)
       financing activities...............     (19,840)           32,722             4,614          47,666
                                              --------          --------          --------        --------
  Net increase (decrease) in cash and cash
     equivalents..........................       5,380             2,090              (760)         (2,230)
  Cash and cash equivalents at beginning
     of period............................       2,300               210               970           3,200
                                              --------          --------          --------        --------
  Cash and cash equivalents at end of
     period...............................   $   7,680         $   2,300         $     210        $    970
                                              ========          ========          ========        ========

  The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(DOLLARS IN THOUSANDS)

Interest on lines of credit:.....    During the fiscal year ended September 30,
                                     1997, September 30, 1996, the three months ended September 30, 1995, and the fiscal year ended June 30, 1995, the Company paid interest costs of approximately $3,614,
                                     $4,774, $1,886, and $5,974, respectively.

Income taxes:....................    During the fiscal years ended September 30,
                                     1997 and September 30, 1996, the three
                                     months ended September 30, 1995, and the fiscal year ended June 30, 1995, the Company made no income tax payments.

Noncash investing and financing
activities:

Acquisition of Robec minority
interest:........................    During the fiscal year ended September 30,
                                     1996, the Company issued 6,750,874 shares of common stock valued at $4,245 in exchange for the remaining minority interest of Robec, Inc.

Legal settlement:................    During the fiscal year ended September 30,
                                     1996, the Company issued 500,000 shares of common stock for full settlement of an accrued legal liability of $310.

Conversion of subordinated note
payable and preferred stock into
common stock:....................    During the fiscal year ended September 30,
                                     1996, the Company converted 2,923,604
                                     shares of preferred stock into 33,104,371 shares of the Company's common stock.

                                     During the three months ended September 30, 1995, the Company issued 810,811 shares of preferred stock upon conversion of an $18,000 subordinated note payable.

Intangible write-off:............    During the quarter ended March 31, 1997,
                                     the Company wrote-off $9,036 of intangibles related to the termination of its standard distribution business.

                                     During the fiscal year ended June 30, 1995, the Company wrote-off $23,777 of intangibles related to the termination of its entertainment software business and impairment of intangible assets at certain acquired regional distributors.

Dividends on Preferred Stock:....    During the fiscal year ended September 30,
                                     1997, the Company has accrued $875 in
                                     dividends payable to preferred stock
                                     convertible into shares of common stock at the Company's election.

  The accompanying notes are an integral part of these consolidated financial statements

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business. AmeriQuest Technologies, Inc. and subsidiaries ("Company" or "AmeriQuest") is primarily a national valued-added wholesale distributor of micro, mini and mid-range computers and related products to value-added resellers ("VARs") and systems integrators.

     The Company's current business focus is to continue second tier distribution in areas which minimize direct competition with the largest competitors, and to concentrate on selling higher-margin mid-range computer systems, complementary and related individual computer components, and arrangements for maintenance and leasing services. AmeriQuest provides value-added services and technical support to its customer base. AmeriQuest focuses on marketing the products of a limited number of key vendors. AmeriQuest selects its product lines to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations. Historical revenues from sale of products of the three leading vendors, IBM, Hewlett Packard and Unisys, represent approximately 22%, 7% and 14%, respectively, of the ASG segment of the Company's overall revenue. No other vendor represents 10% or more of the Company's purchases. In addition, no one customer represents more than 10% of consolidated revenues.

     Restructuring, Asset Impairment and Relocation Costs. On April 9, 1997, the Board approved a wide-ranging restructuring plan with the goal of focusing on the Company's Advanced Systems Group ("ASG"). The plan included closure of all warehouse facilities, other than ASG, which is based in Horsham, Pennsylvania. The restructuring has resulted in the closure of warehouse facilities in Visalia, California, Miami, Florida, Dallas, Texas, and Chicago, Illinois. In addition the number of employees has been reduced to 84 employees in the US. The Company has also closed its corporate headquarters in Florida and moved two employees to Horsham. At September 30, 1997, the Company has accrued $3,738,000 of cost related to the restructuring plan which may be incurred from litigation, closing of facilities and other restructuring costs. The restructuring plan was implemented, but not completed, throughout fiscal year 1997 and resulted in a substantial reduction in sales revenue with the goal of returning the Company to profitability in future years.

     Sales, for the year ended September 30, 1997, of the businesses to be closed were approximately $126 million.

     The components of the restructuring, asset impairment and relocation costs for the year ended September 30, 1997 are as follows (dollars in thousands):

    Impairment of intangible assets............................................  $ 9,036
                                                                                 -------
    Restructuring, Asset Impairment and Relocation Costs:
      Abandonment of leasehold improvements and other property and equipment...    2,448
      Lease payments in excess of sublease income..............................    1,362
      Employee severance costs.................................................    2,680
    Relocation costs...........................................................      670
    Other......................................................................    2,178
                                                                                 -------
              Total classified as restructuring, asset impairment and
               relocation costs................................................  $ 9,338
    Provision for losses on inventory and vendors (included in cost of
      sales)...................................................................    4,032
    Provision for losses on accounts receivable (included in SG&A expenses)....    3,945
                                                                                 -------
              Total costs relating to restructuring, asset impairment and relocation for the year ended September 30, 1997................  $26,351
                                                                                 =======

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

     During fiscal year 1996, the Company closed its corporate headquarters in California and moved its operations to Florida. The components of the loss on sublease and relocation costs are as follows (dollars in thousands):

        Abandonment of leasehold improvements...............................  $  956
        Lease payments in excess of sublease income.........................   2,744
        Personnel costs.....................................................   1,455
        Other...............................................................   1,245
                                                                              ------
                                                                              $6,400
                                                                              ======

     Basis of consolidation. The consolidated financial statements include the accounts of AmeriQuest and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Accounting period. Effective September 30, 1995, the Company changed its fiscal year end to September 30. The Company's 1995 fiscal year ended on the Saturday closest to June 30, 1995. The year end dates for the past three fiscal years were September 30, 1997, September 30, 1996 and July 1, 1995. For presentation purposes, fiscal year end 1995 is referred to as June 30.

     Inventories. Inventories consist principally of computer hardware and software held for resale and are stated at the lower of first-in, first-out or market. Reserves for inventory obsolescence and slow moving product are provided based upon specified criteria, such as recent sales activity and date of purchase.

     Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using straight line method over estimated useful lives as follows:

                    Equipment...............................  5 years
                    Furniture and fixtures..................  5 years
                    Leasehold improvements..................  Lease term
                    Vehicles................................  3 to 5 years

     Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

     Intangible assets. Intangible assets relate primarily to acquired distribution channels and related vendor relationships and market positions. Intangibles are amortized using the straight-line method from the date of acquisition over the expected period to be benefited, initially estimated at 10 years. In determining the appropriate amortization period, the Company considered the historical length of the acquiree's vendor relationships and the overall size and quality of the vendors and their product offerings. On a quarterly basis, the Company assesses the recoverability of intangible assets based upon consideration of past performance and future expectations of undiscounted cash flow on an acquisition by acquisition basis to the extent separately identifiable, in accordance with Statement of Financial Accounting Standards No.121 "Accounting for the Impairment of Long-Lived Assets and For Long Lived Assets to be Disposed of." To the extent separate assessment of such acquired intangibles is no longer feasible (i.e. as a result of integrating multiple acquisitions into a single business unit), such assessment is performed on a combined basis as appropriate.

     As a result of these assessments, during the quarter ended March 31, 1997, the Company wrote-off approximately $9 million of intangibles related to the termination of its standard distribution business.

     During the year ended June 30, 1995, in anticipation of the completion of Computer 2000 AG's (Computer 2000) equity investment, the Company, with input from Computer 2000 management, terminated its entertainment software business to focus its management efforts and capital in the higher margin, value-

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES added products, application software and computer hardware distribution businesses. Management determined that future operating cash flow from certain regional acquisitions were not sufficient to recover the related intangible assets. As a result of these assessments, the Company wrote-off approximately $23.8 million of intangibles related to the termination of its software business and the impairment of intangibles related to acquired regional distributors.

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

     Translation of foreign currencies. Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect at the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments and foreign currencies gains and losses resulting from transactions denominated in foreign currencies were not material.

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

     Net loss per common share and common share equivalent. Net loss per common share and common share equivalent is computed by dividing net loss and dividends applicable to preferred stock by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents that increase earnings per share or decrease loss per share are excluded from the computation. In February, 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share" effective for fiscal years ending after December 15, 1997. SFAS 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. SFAS 128 does not currently have an impact on the Company's earnings per share as the Company is incurring net losses.

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

     Reclassifications: Certain amounts in the prior periods have been reclassified to conform to the current year's presentation.

2.  ACQUISITIONS AND DISPOSITIONS

     AmeriQuest/Kenfil Inc. sold its wholly-owned subsidiaries Kenfil Distribution (Far East) Limited, a Hong Kong corporation and Kenfil Distribution
(M) Sdn. Bhd., a Malaysian corporation, to Regentland Holdings Ltd. for proceeds of $2,939,062, pursuant to a Stock Purchase Agreement dated November 20, 1997. The purchase price was equivalent to repayment of a loan and the net book value of the assets sold plus a premium of $450,000, and was paid by issuance of a dividend from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc. in the amount of $1,717,106, the loan repayment of $771,956 from Kenfil

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

Distribution (Far East) Limited to AmeriQuest/Kenfil Inc., and the payment of $450,000 from Regentland Holdings Ltd.

     Regentland Holdings Ltd. was formed by Mr. Simon Yip, the former Chief Executive Officer of Kenfil Distribution (Far East) Limited to accommodate his purchase of such entities. Concurrent with the closing, the Board of Directors of AmeriQuest/Kenfil Inc. received an opinion from Chase Securities, Inc. to the effect that the terms of the sale were fair to AmeriQuest Technologies, Inc. as the sole stockholder of AmeriQuest/Kenfil Inc. from a financial point of view.

     On June 19, 1997 CMS Enhancements Inc. sold substantially all of its assets to CMS Peripherals Inc., a company formed by the former managing director of CMS Enhancements Inc., Mr. Ken Burke. CMS Enhancements Inc., as part of the transaction has changed its name to AAG Inc. AmeriQuest Technologies Inc. also signed a non-competition agreement with CMS Peripherals with a term of five years. Proceeds from the sale of the assets of CMS Enhancements, Inc. was $3.55 million, with a gain of $385,000, which was classified as a reduction of selling, general and administrative expenses in the accompanying Statement of Operations.

     The Company had previously pursued a strategy of growth through acquisition by acquiring regional distributors with the goal of creating a national distributor of value-added computers, subsystems and peripherals. The success of this strategy was dependent upon the ability of the Company to effectively consolidate and integrate the operations of the acquired businesses, combine different cultures and obtain adequate financing to complete acquisitions and fund working capital requirements. All of the Company's acquisitions completed during fiscal years June 30, 1994 through September 30, 1996 have been accounted for in accordance with the purchase method of accounting. The Company's consolidated financial statements include acquiree's results of operations from the effective acquisition dates.

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

     Robec, Inc. ("Robec"). As of September 1994, the Company acquired 50.1% of the outstanding common stock of Robec for common stock of the Company. Robec was a distributor of computer products and services, specializing in systems and UNIX applications based in Horsham, Pennsylvania. In November 1995, the Company acquired the remaining 49.9% of Robec outstanding common stock not owned by the Company. The Robec merger agreement required the Company to issue additional common shares to provide former and current Robec shareholders participating in the merger with a minimum value associated with the Company's common stock issued or to be issued to complete the merger transaction. Based upon the exchange ratio included in the Robec merger agreement, 1,402,805 shares of the Company's common stock valued at $2.7 million were issued in exchange for 50.1% of Robec's common stock in September 1994. Due to the minimum value provisions and adjustments to the exchange ratio included in the amended Robec merger

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES agreement, an additional 3,969,905 shares of the Company's common stock, 25,830 shares of Series G convertible preferred stock, (convertible into 2,583,011 shares of common stock) and a related preferred stock dividend of 197,958 shares of common stock were issued to complete the Robec merger. The additional common and preferred shares issued were valued at $4.2 million. Total consideration, after conversion of the Series G convertible preferred stock into common stock, was 8,153,679 shares of the Company's common stock valued at $6.9 million, plus transaction costs of $265,000.

     National Computer Distributors. In November 1994, the Company acquired all of the outstanding common stock of Ross White Enterprises, Inc. d/b/a "National Computer Distributors" ("NCD") for cash and common stock of the Company. NCD was a distributor of computer products and services, specializing in systems and connectivity applications. Total consideration given in the NCD acquisition was 1,864,767 shares of the Company's common stock valued at $4.1 million and cash of $3.4 million.

     Management believed that distribution channel access represented the most significant intangible acquired in connection with the acquisitions discussed above. Management initially assigned a 10 year economic life to this intangible asset as that is the period in which management expects to derive benefit from the existing vendor relationships and market positions. Management determined that 10 years was an appropriate economic life based upon the historical length of the acquiree's vendor relationships and the overall size and quality of the acquiree's vendors and their product offerings. See Note 1 for a discussion of the Company's policy for evaluating the realization of the intangible assets, the termination of the standard distribution business, the termination of the entertainment software business and the related write-off of intangibles.

     The following unaudited pro forma combined information shows the results of the Company's operations for the fiscal year ended June 30, 1995, as though the acquisitions and the Computer 2000 equity investment (see Note 9) all had occurred as of the beginning of the fiscal year (in thousands except per share data):

                                                                           YEAR ENDED
                                                                            JUNE 30,
                                                                              1995
                                                                          -------------
        Revenues........................................................   $    520,134
        Net loss........................................................        (70,020)
        Net loss per share..............................................          (1.33)
        Weighted average shares.........................................     52,729,000

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

3.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                       SEPTEMBER 30
                                                                    -------------------
                                                                     1997        1996
                                                                    -------    --------
        Finished goods............................................  $ 6,927    $ 36,684
        Raw materials and subassemblies...........................      139       1,335
                                                                     ------     -------
                                                                    $ 7,066    $ 38,019
                                                                     ======     =======

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

     Inventories are reflected net of reserves of approximately $1.3 million, and $6.8 million at September 30, 1997 and 1996, respectively. In estimating the inventory reserves, management relied upon its knowledge of the industry, projected sales volumes, current inventory levels, and aging of product on-hand. Because of the assumptions used, the amounts the Company will ultimately realize could differ materially in the near term from the net inventory balances as included in the accompanying financial statements. Inventories do not contain any labor or overhead. The Company manages its inventories by maintaining sufficient quantities to achieve high order fill rates while at the same time attempting to stock only those products in high demand with a rapid turnover rate. Inventory balances will fluctuate as the Company adds new product lines and when appropriate, makes large purchases from manufacturers when the terms of such purchases are considered advantageous. Short product life years and rapid technological obsolescence significantly increases the risk of declines in inventory value and the lack of recovery of inventory balances at recorded values. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce to some degree the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                      SEPTEMBER 30
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Equipment................................................  $ 3,224     $ 8,362
        Furniture and fixtures...................................    1,497       3,391
        Leasehold improvements...................................      329       2,266
        Less accumulated depreciation and amortization...........   (3,778)     (7,885)
                                                                    ------      ------
                                                                   $ 1,272     $ 6,134
                                                                    ======      ======

5.  LINES OF CREDIT

     As of September 30, 1997, the Company maintained floor planning arrangements with IBM Credit Corporation (IBMCC) for a maximum credit line of $20 million, bearing interest at the lender's prime rate plus two and five-eighths percent (11.625 percent at September 30, 1997). The borrowing base under the IBMCC facility is limited to a contractual percentage of eligible inventories and receivables, which totaled approximately $7.2 million at September 30, 1997. At September 30, 1997, all inventories and accounts receivable were pledged as collateral under this facility and IBMCC holds liens on substantially all other assets owned by the Company. The amount outstanding under this arrangement at September 30, 1997 was approximately $3.1 million.

     At September 30, 1997, the terms of the IBMCC lending agreement included certain restrictive covenants which required the maintenance of specified financial ratios generally related to tangible net worth, working capital and total debt to tangible net worth. At various dates during fiscal years 1996 and 1997 and at September 30, 1997, the Company was in default with certain financial covenants. In December 1997, the Company received a waiver to its credit agreement with IBMCC, which waived the financial covenants the Company was not in compliance with at September 30, 1997. The IBMCC line of credit expires February 28, 1998. (See note 12).

     In December 1995, the Company obtained lines of credit with four Germany-based financial institutions at Libor-based interest rates which, in the aggregate, provided for revolving credit totaling $66 million as of September 30, 1996. In October 1996, the total credit granted under these credit facilities was increased by $10 million to allow a maximum extension of financing to the Company of $76 million. All of the aforementioned German lines of credit were guaranteed by Computer 2000 at September 30, 1996. Computer

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

2000's guarantees expired on September 30, 1997. On September 30, 1997, Computer 2000, paid the outstanding bank lines of credit which totaled $27.7 million and converted the loans to a noninterest bearing demand loan, agreed to defer demand of payment through September 30, 1998, and subordinate its loan to the working capital lender. Notwithstanding the agreement by C-2000 to defer demand of payment of the loan prior to September 30, 1998, certain specified events such as, but not limited to, the merger, sale or reorganization of the Company will make the loan immediately due and payable. Additionally, C-2000 has guaranteed $5 million to IBMCC (see Note 12) and certain amounts due to two of the Company's suppliers.

     The weighted average interest rate for all borrowings under the above credit facilities was 6.3%, 6.4%, 11.0%, and 11.2% at September 30 of 1997, 1996 and 1995 and June 30, 1995, respectively.

6.  INCOME TAXES

     The deferred tax assets, net of the valuation allowance, of the Company consist of the following (in thousands):

                                                                SEPTEMBER 30
                                                     ----------------------------------
                                                       1997         1996         1995
                                                     --------     --------     --------
        Inventory reserves.........................  $    498     $  2,694     $  5,420
        Allowance for doubtful accounts............       868        2,253        3,440
        Other, including restructuring charge......     8,964        5,780        2,110
        Net operating loss carryforwards...........    46,163       38,663       25,619
        Valuation allowance........................   (56,493)     (49,390)     (36,589)
                                                     --------     --------     --------
                                                     $    -0-     $    -0-     $    -0-
                                                     ========     ========     ========

     The valuation allowances at September 30, 1997, 1996 and 1995 were provided because it is not more likely than not, as defined in SFAS 109, that the deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

     The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):

                                                                SEPTEMBER 30
                                                      ---------------------------------
                                                        1997         1996        1995
                                                      --------     --------     -------
        Tax credit computed at statutory rate.......  $(15,492)    $(13,444)    $(2,816)
        Intangible write-offs and amortization......     7,992          400          83
        Net operating losses not benefited..........     7,500       13,044       2,733
                                                      --------     --------     -------
                                                      $    -0-     $    -0-     $   -0-
                                                      ========     ========     =======

     At September 30, 1997, Company had an income tax operating loss carry-forward of approximately $117 million, which is available to offset earnings in future periods through 2012, subject to Internal Revenue Code section 382 limitations discussed below. The Company experienced ownership changes in 1994 and 1995. For income tax purposes, this results in future annual limitations on the utilization of net operating loss carry-forwards generated prior to these ownership changes in August 1995 to approximately $2.6 million per year. Losses incurred subsequent to the changes in ownership in August 1995 of $54.8 million are not subject to this limitation and are available to offset earnings in future periods through 2012, unless there is a subsequent change in control.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

7.  COMMITMENTS AND CONTINGENCIES

     The Company leases its corporate office, warehouse space and certain equipment under operating leases. Future minimum rental commitments for all non-cancelable operating leases at September 30, 1997 are as follows (in thousands):

        Year ended September 30,
          1998............................................................  $ 862,600
          1999............................................................    467,000
          2000............................................................    243,900
          2001............................................................     16,200

     Total rental expense under non-cancelable agreements for the periods ending September 30, 1997, September 30, 1996, and September 30, 1995 was approximately $4,298,000, $3,759,000, and $1,232,000, respectively.

     The Company is contingently liable at September 30, 1997 under the terms of repurchase agreements with financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under those agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have been immaterial in the past. Sales under these agreements during the years ended September 30, 1997, 1996, for the three months ended September 30, 1995 and for the year ended June 30, 1995 were approximately $18 million, $16 million, $2 million and $17 million, respectively.

8.  LEGAL PROCEEDINGS

     While not expected to be of material effect to the Company, Kenfil Inc. vs. RLI Insurance Company, Superior Court of the State of California, County of Los Angeles, No. BC 108564 filed July 12, 1994, involves litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994. The defendant cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil, Inc., based on affidavits from former Kenfil employees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. The defendant's theory is that the policy was voided ab initio by the fraudulent actions of Kenfil Inc.'s employees; while Kenfil Inc.'s position is that the fraud unauthorized by the corporation but committed by a few employees does not operate to void the contract. The defendant's theory is premised on the language of the contract, while Kenfil Inc.'s position is supported by a case from the California Supreme Court. Messrs. Irwin Bransky and Nelson Landman, former officers of Kenfil Inc. at the time of the earthquake, have pleaded guilty to mail fraud relating to the mailing of documents asserting the destruction of inventory from the earthquake where such destruction actually occurred in large part following the earthquake. However, their actions were not attributed to Kenfil Inc. during the course of the criminal proceedings. Kenfil Inc. has a continuing claim against the defendant for additional amounts never paid under the contract for the interruption of the business of Kenfil Inc. and claims against Messrs. Bransky and Landman for the damages occasioned to Kenfil Inc. by their unauthorized and unratified criminal conduct. No assurance can be given as to the final outcome of this legal matter.

     While not expected to be of material effect to the Company, Leading Edge Products, Inc. vs. AmeriQuest Technologies, Inc. involves suit against AmeriQuest/NCD Inc., one of the Company's predecessors in interest, wherein Leading Edge is asserting breach of contract and unjust enrichment. In its complaint Leading Edge alleges a $1,055,438 debt and seeks double or triple damages, interest, attorney's fees, and costs. The Company responded to the complaint by denying liability and asserted counterclaims for breach of contract, breach of implied covenant of good faith and fair dealing, breach of warranty, and unjust enrichment.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

In its counterclaim the Company seeks to recover money damages in the amount determined by the court, double or triple damages, interest, attorney's fees, and costs. The case is in its early stages and the accounting information has yet to be exchanged. The Company's accounting information indicates that the Company owes Leading Edge a total of $451,852. The information received to date, however, indicates that the Company's potential exposure is at least $451,852 and may be as high as $678,597. No assurance can be given as to the final outcome of this legal matter.

     The Company is also a party to various other legal matters. Based upon discussions with counsel, management believes that the ultimate outcome of these matters and the litigation described above will not have a material adverse effect on the Company's future financial position or its results of operations.

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

     In connection with the conversion of the $18 million subordinated note, the capital infusion of $31.2 million, the completion of the Robec merger and various private placements throughout the fiscal year, Computer 2000 was issued warrants to purchase additional shares of common stock at prices ranging from $.05 to $.53 per common share. During fiscal year ended September 30, 1996, warrants were exercised by Computer 2000 to purchase 7,868,518 shares of common stock. Assuming the exercise of the remaining warrants, Computer 2000 will hold approximately 58% of the outstanding voting stock of the Company.

     In March 1996, the shareholders approved an increase in the authorized common stock of the Company from 30 to 200 million shares.

     During November 1996, Computer 2000 had obligated itself to provide AmeriQuest with additional financing early in calendar 1997 in the amount of $30 million. Computer 2000 fulfilled this obligation in full through the purchase of preferred stock from the Company, as described in the following paragraph.

     In May 1997, Computer 2000 invested $30 million in the Company for which it received 300,000 shares of Series H Cumulative Convertible Preferred Stock. The proceeds received were used to partially pay down the outstanding lines of credit. All of the Company's bank lines of credit were at that time guaranteed by Computer 2000 AG. These convertible preferred shares carry a 7% per annum cumulative dividend right, payable at the choice of AmeriQuest in either shares or cash until June 30, 1998. Thereafter such dividends must be paid in cash. The shares are convertible into Common Stock at a conversion price of $0.715 per share of Common Stock.

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

                                                         SHARES
                                                       AVAILABLE       OPTIONS           PRICE
                                                       FOR GRANT      OUTSTANDING        RANGE
                                                       ----------     ----------     -------------
BALANCES AT JUNE 30, 1995............................     519,693         56,901      $1.50 - 4.50
Increase in shares available for grant...............   2,000,000
Options granted......................................  (2,795,000)     2,795,000       0.05 - 4.50
Options cancelled....................................     429,327       (429,327)      1.50 - 2.00
                                                       ----------     ----------      ------------
BALANCES AT SEPTEMBER 30, 1995.......................     154,020      2,422,574      $0.05 - 4.50
Options exchanged in Robec acquisition...............    (301,978)       301,978       0.45 - 2.00
Options exercised....................................                    (82,500)             0.05
Options cancelled....................................     447,561       (447,561)      0.45 - 4.50
                                                       ----------     ----------      ------------
BALANCES AT SEPTEMBER 30, 1996.......................     299,603      2,194,491      $0.05 - 4.50
Options cancelled....................................   1,628,987     (1,628,987)      0.05 - 3.50
                                                       ----------     ----------      ------------
BALANCES AT SEPTEMBER 30, 1997.......................   1,928,590        565,504      $0.45 - 4.50
                                                       ==========     ==========      ============

     The following table summarizes information about fixed stock options outstanding at September 30, 1997:

   RANGE OF         NUMBER OF OUTSTANDING          REMAINING         WEIGHTED AVERAGE
EXERCISE PRICE     AS OF SEPTEMBER 30, 1997     CONTRACTUAL LIFE      EXERCISE PRICE
--------------     ------------------------     ----------------     ----------------
        $0.453              181,907                 20 months             $0.453
         1.325               60,931                  6 months              1.325
         1.500              152,666                  3 months              1.500
         3.150               20,000                  3 months              3.150
         4.500              150,000                 18 months              4.500
--------------              -------                 ---------             ------
$0.453 - 4.500              565,504                 13 months             $1.998
==============              =======                 =========             ======

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No stock options or warrants were granted in fiscal years 1997 or 1996. Accordingly, no compensation cost has been recorded or proforma disclosures are required under the provisions of SFAS 123, "Accounting for Stock-Based Compensation".

     Of the 565,504 options outstanding, 529,123 options are currently exercisable.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

11.  FOREIGN SALES INFORMATION

     A summary of the Company's operations by geographic area is as follows (in thousands):

                                                                FAR
                                                   U.S.        EAST       ELIMINATIONS     CONSOLIDATED
                                                 ---------    -------     ------------     --------
YEAR ENDED SEPTEMBER 30, 1997
Sales to unaffiliated customers................  $ 194,342    $24,535          -0-         $218,877
Loss (income) from operations..................     37,887        (31)         -0-           37,856
Identifiable assets............................     19,799      6,280          -0-           26,079
YEAR ENDED SEPTEMBER 30, 1996
Sales to unaffiliated customers................  $ 404,151    $20,557          -0-         $424,708
Loss (income) from operations..................     29,231       (376)         -0-           28,855
Identifiable assets............................    110,955      5,417          -0-          116,372
THREE MONTHS ENDED SEPTEMBER 30, 1995
Sales to unaffiliated customers................  $  94,742    $ 5,981          -0-         $100,723
Loss from operations...........................      5,541         63          -0-            5,604
Identifiable assets............................    109,419      6,112          -0-          115,531
YEAR ENDED JUNE 30, 1995
Sales to unaffiliated customers................  $ 374,552    $42,019          -0-         $416,571
Loss from operations...........................     60,746        751          -0-           61,497
Identifiable assets............................    122,548      5,460          -0-          128,008

     United States sales include export sales of approximately $5.3 million, $41.9 million, $1.6 million, and $6.4 million made principally to Europe, Latin America, the Far East and Canada during the fiscal years ended September 30, 1997, September 30, 1996, the three months ended September 30, 1995 and the fiscal year ended June 30, 1995, respectively. See Footnote 2 for disposition of the Far East operations.

12.  LIQUIDITY AND SUBSEQUENT EVENTS

     At September 30, 1997, the Company had borrowed $3.1 million against its secured line of credit with IBMCC. On September 30, 1997, the Company was not in compliance with various financial covenants of the agreement. IBMCC has subsequently issued a waiver to the Agreement which waived prior defaults. The IBMCC line of credit was scheduled to expire on February 28, 1998.

     On January 9, 1998, the Company obtained a commitment letter from IBMCC (the Commitment Letter) to extend its credit line through September 30, 1998, subject to certain modifications and conditions. Under the terms of the Commitment Letter, the credit line will be reduced from $20 million to $5 million on March 1, 1998. The $5 million credit line is guaranteed by Computer 2000 and any amounts owed by the Company to Computer 2000 is subordinated to the credit line. The Company's collateral advance rates are 100% (or as may be determined by audit) of IBMCC financed inventory and 80% (50% of which will be used to compute the maximum advance amount) of eligible accounts receivable. The Commitment Letter is subject to certain conditions, including a satisfactory audit of the collateral by IBMCC scheduled to commence on January 12, 1998. In addition, certain financial statement covenants of the IBMCC credit line will be revised based upon management's estimate of future results.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

     As of December 31, 1997 the Company's indebtedness to IBMCC was $12,353,000. During December 1997 the Company purchased $6 million of IBM products, primarily to meet the minimum purchase commitment needed to retain IBM MIR distribution rights. Under the terms of the IBM vendor agreement, the Company may return a significant portion of these IBM products and may be required to do so in order to reduce the IBMCC line of credit from $20 million to $5 million at February 28, 1998.

     The Company's distribution agreement with IBM requires the Company to achieve certain purchase levels for IBM's mid-range computer systems. There is no assurance that the Company will be able to meet the purchase requirements that might be imposed upon it in the future by IBM. Nor has the Company received confirmation from IBM that it has met the required purchase levels for calendar 1997.

     Through September 30, 1997, Computer 2000 guaranteed lines of credit with four German banks. Such guarantees expired on September 30, 1997, at which time Computer 2000 paid the outstanding bank lines of credit that totaled $27.7 million and converted the loans to a non-interest bearing demand loan. Computer 2000 has agreed to defer demand of payment through September 30, 1998 and subordinate its loan to IBMCC (See Note 5). It is unlikely that the Company will have the ability to repay the loan if payment was demanded by Computer 2000.

     The Company has no commitment from Computer 2000 to provide additional funding to the Company, although Computer 2000 has guaranteed $5 million to IBMCC and certain amounts due to two of the Company's suppliers. Management believes that its existing cash, the non-interest bearing $27.7 million loan from Computer 2000, the supplier guarantees and the $5 million line of credit from IBMCC will be adequate for the Company to continue in business and meet its financial obligations on a timely basis through September 30, 1998.


     The New York Stock Exchange ("NYSE") has repeatedly informed the Company that it is not in compliance with certain of the NYSE's requirements for continued listing on the NYSE. The NYSE could delist the Company's common stock at any time, thereby adversely affecting the public market for such securities.

     The Company is considering various strategic alternatives, including possible merger or sale of the Company.

                                  SCHEDULE II

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                        ADDITIONS
                                         BALANCE AT     CHARGED TO     DEDUCTIONS                 BALANCE
                                         BEGINNING      COSTS AND       ACCOUNTS                  AT END
             DESCRIPTIONS                OF PERIOD       EXPENSE       WRITTEN-OFF    OTHER      OF PERIOD
---------------------------------------  ----------     ----------     ----------     ------     ---------
Allowance for Doubtful Accounts:
  July 1, 1995 to September 30, 1995...     9,572            758          2,150                     8,180
  October 1, 1995 to September 30,
     1996..............................     8,180          1,661          4,030                     5,811
  October 1, 1996 to September 30,
     1997..............................     5,811          4,970          8,625                     2,156
Inventory Reserves:
  July 1, 1995 to September 30, 1995...    13,779            462            929                    13,312
  October 1, 1995 to September 30,
     1996..............................    13,312          7,482         13,966                     6,828
  October 1, 1996 to September 30,
     1997..............................     6,828          4,032          9,537                     1,323