Form 10-K405/A
period 1997-09-30
AMERIQUEST TECHNOLOGIES INC
filed 1998-01-15
CIK 764864

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Exhibit Index is on page 2
================================================================================

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (c)  Exhibits


                                 EXHIBIT INDEX

 EXHIBIT
   NO.                  TITLE OF DOCUMENT                                 LOCATION OF FILING
---------  -------------------------------------------               ------------------------------
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

 3.01(c)*  Certificate of Designations for Series H                  SEC File No. 1-10397
           Preferred Stock issued and issuable to                    10-K for September 30, 1997
           Computer 2000.

 3.02*     By-laws of AmeriQuest                                     SEC File No. 33-81726

 4.01*     Reference is made to Exhibits 3.01 and
           3.02, the Certificate of Incorporation and By-laws, which define the rights of security holders

 4.02*     Specimen Stock Certificate                                SEC File No. 33-81726

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
           Corporation, as amended.

 EXHIBIT
   NO.                  TITLE OF DOCUMENT                 PAGE NO.         LOCATION OF FILING
---------  -------------------------------------------    --------   ------------------------------

10.03*     Reimbursement and Security Agreement dated                SEC File No. 1-10397
           December 20, 1995 by and between AmeriQuest               10-K for September 30, 1997
           and Computer 2000 AG

10.05*     Incentive Stock Option Plan                               SEC File No. 2-96539

10.06*     Employee Stock Bonus Plan                                 SEC File 33-23809

10.07*     1996 Equity Incentive Plan                                SEC File No. 1-10397

10.08*     Employment Agreement for Michael Dressen                  SEC File No. 1-10397
                                                                     10-K for September 30, 1996

10.09*     Employment Agreement for Holger Heims                     SEC File No. 1-10397
                                                                     10-K for September 30, 1996

10.10*     Employment Agreement for Alexander C.                     SEC File No. 1-10397
           Kramer, Jr.                                               10-K for September 30, 1997

10.11*     Employment Agreement for Jon D. Jensen                    SEC File No. 1-10397
                                                                     10-K for September 30, 1997

10.12      Form of Indemnification Agreement by and                  SEC File No. 1-10397
           between and among Computer 2000 AG and                    10-K/A-1 for September 30, 1997
           Officers and Directors Michael Dressen,
           Holger Heims, Harry Krischik, Manfred
           Guenzel, Richard Obermeier, Anton Roedl,
           Marc L. Werner, J. R. Dick Iverson, John
           Tonnison, Alexander C. Kramer, Jr. and Jon
           D. Jensen

10.13*     Purchase Agreement dated August 7, 1995 by                SEC File No. 1-10397
           and between AmeriQuest and Computer 2000 AG               8-K dated August 7, 1995

10.14      Preferred Stock Purchase Agreement dated                  SEC File No. 1-10397
           April 28, 1997 by and between AmeriQuest                  10-K/A-1 for September 30, 1997
           and Computer 2000 AG


10.21*     Lease Agreement dated January 1, 1994, as                 SEC File No. 1-10397
           amended, by and between AmeriQuest as                     10-K for September 30, 1996
           successor in interest by merger to the
           interests of Robec, Inc. and Bowe 3
           Partners

10.22*     Lease Agreement dated September 8, 1997, by               SEC File No. 1-10397
           and between AmeriQuest and AP Southeast                   10-K for September 30, 1997
           Portfolio Partners LP d/b/a Highwoods
           Anderson.

10.23*     Lease Agreement dated August 26, 1997, by                 SEC File No. 1-10397
           and between AmeriQuest and Tall Oaks                      10-K for September 30, 1997
           Associates, LP

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

21.01*     Subsidiaries of AmeriQuest                                SEC File No. 1-10397


 EXHIBIT
   NO.                  TITLE OF DOCUMENT                 PAGE NO.         LOCATION OF FILING
---------  -------------------------------------------    --------   ------------------------------

23.01*     Consent of Arthur Andersen LLP to the                     SEC File No. 1-10397
           incorporation of their report included in                 10-K for September 30, 1997
           the Annual Report on Form 10-K of
           AmeriQuest for the fiscal year ended
           September 30, 1997 into certain of
           AmeriQuest's previously filed Registration
           Statements.

24.01*     Powers of Attorney for Messrs. Harry                      SEC File No. 1-10397
           Krischik, Manfred H. Guenzel, Anton Roedl,                10-K for September 30, 1997
           Richard Obermaier, Alexander C. Kramer,
           Jr., Marc L. Werner and J.R. Dick Iverson

27.01*     Financial Data Schedule (for SEC use only)                SEC File No. 1-10397


---------------
* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Horsham, State of Pennsylvania, on the 14th day of January, 1998.

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

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  ------------------



         /s/ ALEXANDER C. KRAMER            President and a Director          January 14, 1998
------------------------------------------    (Principal Executive
           Alexander C. Kramer                Officer)
            /s/ JON D. JENSEN               Chief Financial Officer, Chief    January 14, 1998
------------------------------------------    Operating Officer and
              Jon D. Jensen                   Secretary (Principal
                                              Financial and Accounting
                                              Officer)

          /s/ DR. HARRY KRISCHIK            Director                          January 14, 1998
------------------------------------------
           Dr. Harry Krischik**

          /s/ MANFRED H. GUENZEL            Director                          January 14, 1998
------------------------------------------
           Manfred H. Guenzel**

          /s/ RICHARD OBERMAIER             Director                          January 14, 1998
------------------------------------------
           Richard Obermaier**

             /s/ ANTON ROEDL                Director                          January 14, 1998
------------------------------------------
              Anton Roedl**

            /s/ MARC L. WERNER              Director                          January 14, 1998
------------------------------------------
             Marc L. Werner**

          /s/ J. R. DICK IVERSON            Director                          January 14, 1998
------------------------------------------
           J. R. Dick Iverson**

         /s/ ALEXANDER C. KRAMER
------------------------------------------
          Alexander C. Kramer*,
             Attorney-in-Fact

              /s/ JON JENSEN
------------------------------------------
              Jon Jensen,**
             Attorney-in-Fact