Form 10-Q
period 1997-12-31
AMERIQUEST TECHNOLOGIES INC
filed 1998-02-17
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from __________ to ___________.


                         Commission File Number 1-10397


                         AMERIQUEST TECHNOLOGIES, INC.


             (Exact name of registrant as specified in its charter)


                DELAWARE                                33-0244136
     (State of other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


                  425 PRIVET ROAD, HORSHAM, PENNSYLVANIA, 19044
               (Address of principal executive office) (Zip Code)


Registrant's telephone number: (215) 675-9300


      Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days. Yes X No

      At January 23, 1998 there were 66,881,906 shares of the Registrant's Common Stock outstanding; and 300,000 shares of the Registrant's Series H Cumulative Convertible Preferred Stock were also outstanding, equivalent to 41,858,042 common shares on an "as if converted" basis.

                         PART I. FINANCIAL INFORMATION

                         AMERIQUEST TECHNOLOGIES, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1997

ITEM 1. FINANCIAL STATEMENTS

      The financial statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 as filed with the Securities and Exchange Commission.

                         AMERIQUEST TECHNOLOGIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                              DECEMBER 31            SEPTEMBER 30
                                                                                              -----------            ------------
                                      ASSETS                                                     1997                    1997
                                      ------                                                     ----                    ----
                                                                                                    (DOLLARS IN THOUSANDS)
Current Assets:
---------------
   Cash and cash equivalents.................................................                   $5,072                 $7,680
   Accounts receivable, less allowance for doubtful accounts of $2,033 and
      $2,156 as of December 31, 1997 and September 30, 1997, respectively....                    6,648                  9,006
   Inventories, net of valuation allowance...................................                   14,724                  7,066
   Prepaid and other current assets..........................................                      974                    935
                                                                                                   ---                   ----
          Total current assets...............................................                   27,418                 24,687
                                                                                                ------                 ------

Property and equipment, net..................................................                      752                  1,272
Other assets.................................................................                      120                    120
                                                                                                   ---                    ---
           Total assets......................................................                  $28,290                $26,079
                                                                                               =======                =======

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                         -------------------------------------
Current liabilities:
--------------------
   Lines of credit...........................................................                   12,353                  3,064
   Due to Computer 2000......................................................                   27,664                 27,664
   Accounts payable..........................................................                    5,982                  9,492
   Other current liabilities.................................................                    6,113                  9,251
                                                                                                 -----                  -----
          Total current liabilities..........................................                   52,112                 49,471
                                                                                                ------                 ------


Stockholders' Deficit
---------------------
Preferred Stock, $.01 par value, 7% cumulative dividend, convertible into common, 300,000 shares authorized and outstanding; entitled to
     $30,000,000 in involuntary liquidation..................................                   30,000                 30,000
Common stock, $.01 par value; authorized 200,000,000 shares; issued and outstanding 66,881,906  shares as of December 31, 1997 and
      September 30, 1997, respectively.......................................                      669                    669
Additional paid-in capital...................................................                  111,145                111,145
Accumulated deficit..........................................................                 (165,636)              (165,206)
                                                                                              ---------              ---------
          Total stockholders' deficit........................................                  (23,822)               (23,392)
                                                                                               --------               --------

          Total liabilities and stockholders' deficit........................                  $28,290                $26,079
                                                                                               =======                =======

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                             DECEMBER 31
                                                             -----------
                                                          1997          1996
                                                          ----          ----
Net sales..........................................     $15,530       $89,329

Cost of sales......................................      14,097        81,594
                                                         ------        ------

    Gross profit...................................       1,433         7,735

Operating Expenses:
   Selling, general and administrative.............       1,349         9,067
   Depreciation and amortization...................          80           824
   Restructuring costs.............................           0           400
                                                              -           ---
     Income (Loss) from operations.................           4        (2,556)

Interest income....................................         (91)            0
Interest expense...................................           0         1,165
                                                              -         -----

     Net Income (loss).............................         $95       ($3,721)
                                                            ===       ========

Basic loss per common share........................      ($0.01)       ($0.06)
                                                         -------       -------

Diluted loss per common share......................      ($0.01)       ($0.06)
                                                         -------       -------

Basic Common shares outstanding (Note 2)...........  66,881,906    66,881,906
                                                     ----------    ----------

Diluted Common shares outstanding (Note 2).........  66,881,906    66,881,906
                                                     ----------    ----------

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                             DEC 31
                                                                                             ------
                                                                                      1997             1996
                                                                                      ----             ----
Cash flow from operating activities:
------------------------------------
Net Income (loss)..............................................................        $95          ($3,721)
Gain on sale of subsidiaries...................................................       (184)               0
Adjustments to reconcile net Income (loss) to
net cash provided by (used in) operating activities:
     Depreciation and amortization ............................................         80              824
     Restructuring costs.......................................................          0              400
     Provision for losses on accounts receivable...............................          0              414
     Provision for losses on inventory.........................................        348              311
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable................................        (63)           9,441
     (Increase) decrease in inventories........................................     (8,431)             283
     (Decrease) in accounts payable and accrued expenses ......................     (3,439)          (4,685)
     (Increase) in other assets................................................       (715)          (1,423)
                                                                                      -----          -------

        Net cash provided by (used in) operating activities....................    (12,309)           1,844
                                                                                   --------           -----

Cash flow from investing activities:
------------------------------------
    Net cash received from sale of subsidiaries................................        450                0
    Capital expenditures, net of disposals.....................................        (38)            (133)
                                                                                       ----            -----

        Net cash provided by (used in) investing activities....................        412             (133)
                                                                                       ---             -----

Cash flow from financing activities:
------------------------------------
    Net borrowings (repayment) under lines of credit...........................      9,289           (1,578)
                                                                                     -----           -------

        Net cash provided by (used in) financing activities....................      9,289           (1,578)
                                                                                     -----           -------

Net increase (decrease) in cash and cash equivalents...........................     (2,608)             133
                                                                                    -------             ---

Cash and cash equivalents at beginning of period...............................      7,680            2,300
                                                                                     -----            -----
Cash and cash equivalents at end of period.....................................     $5,072           $2,433
                                                                                    ======           ======


               Supplemental Disclosures of Cash Flow Information

Interest on lines of credit:
                 During the three months ended December 31, 1997 and 1996, the
                   Company paid interest of $0 and $1,165, respectively.

Income taxes:
                 During the three months ended December 31, 1997 and 1996, the
                   Company made no federal income tax payments.

                         AMERIQUEST TECHNOLOGIES, INC.

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                      THREE MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                              ADDITIONAL
                                                                                              ----------
                                           PREFERRED STOCK             COMMON STOCK            PAID-IN      ACCUMULATED
                                           ---------------     ---------------------------     -------      -----------
                                          SHARES     AMOUNT        SHARES          AMOUNT      CAPITAL       (DEFICIT)
                                         -------   ---------   ------------      ---------     -------       ---------
BALANCES AT SEPTEMBER 30, 1997.......... 300,000     $30,000     66,881,906       $   669     $111,145   $    (165,206)
                                         =======     =======     ==========       =======     ========   =============

Accrued dividend on Preferred stock                                                                                 (525)

Net Income for the Quarter ended
       December 31, 1997................                                                                              95
                                                                                                                      --

BALANCES AT DECEMBER 31, 1997........... 300,000     $30,000     66,881,906       $   669     $111,145   $     (165,636)
                                         =======     =======     ==========       =======     ========   ==============

                         AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

(1) MANAGEMENT OPINION

In the opinion of management, the consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods presented.


(2) LOSS PER SHARE

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. The Company has accordingly adopted the provisions of SFAS 128 for the current quarter. Previously reported earnings per share amounts have been restated, if applicable.

Basic loss per common share is computed by dividing net income (loss) less dividends applicable to convertible preferred stock in 1997 by the weighted average number of common stock outstanding during the period. Diluted loss per common share is computed using the "if-converted method" applicable for convertible preferred stock. The "if-converted method" is not applied if the preferred dividend adjustment results in a loss for basic earnings per share and income for diluted earnings per share. Because of the net loss attributable to common shareholders, outstanding options and warrants are antidilutive. Accordingly, the basic and diluted per share loss is the same.


(3) FISCAL PERIODS

The Company's fiscal year is the 52- or 53-week period ending on the Saturday nearest to September 30 and its fiscal quarters are the 13- or 14-week periods ending on the Saturday nearest to December 31, March 31, June 30 or September
30. For clarity of presentation, the Company has presented year-ends as if the years ended on September 30; and quarter-ends are presented as if the quarters ended on December 31, March 31, and June 30. The 1997 and 1998 fiscal years are 52 weeks, while the quarters presented are 13 weeks in duration.


(4) COMMON AND PREFERRED STOCK

On May 6, 1997 the Company issued and sold to Computer 2000 AG ("C-2000") 300,000 shares of its Series H Cumulative Convertible Preferred Stock for a purchase price of $30.0 million. The proceeds of the sale were used to partially pay down the Company's outstanding bank lines of credit. The Preferred stock is convertible at the option of C-2000 into 41,958,042 shares of the Company's Common Stock. The Preferred Stock has a 7% per annum cumulative dividend payable in either company shares or cash until June 30, 1998, at the option of the Company. Thereafter such dividends must be paid in cash.

Assuming the exercise of all warrants options and preferred stock outstanding on December 31, 1997, AmeriQuest would have approximately 116 million shares of Common Stock outstanding on that date, of which C-2000 would hold approximately 75.8%.

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

(5) LINES OF CREDIT

At December 31, 1997, the Company's line of credit, utilizing a floor planning arrangement, totalled $20 million. Available and unused credit lines totalled approximately $7.6 million at December 31, 1997.

The weighted average interest rate for all borrowings under the above credit facilities was 0% at December 31, 1997, as all payments under the lending arrangement were made before the end of the free financing period.

At December 31, 1997, the terms of the IBM Credit Corporation ("IBMCC") lending agreement included certain restrictive covenants which required the maintenance of specified financial ratios generally related to net income, tangible net worth as defined by IBMCC, and working capital. In February 1998, certain of the IBMCC covenants were modified retroactive to December 31, 1997 to allow the Company to be in compliance with those covenants as of December 31, 1997.

The IBMCC $20 million line of credit is scheduled to be reduced to $5 million on February 28, 1998 and expires on September 30, 1998. At the Company's request, IBMCC agreed on February 11, 1998 to reduce the line to $7.5 million on February 28, 1998. Borrowings under the IBMCC line of credit at December 31, 1997 totalled $12.4 million. The Company is exploring various alternatives relating to its line of credit including seeking an increased line and reducing inventory through product sales and returns.


(6) NEED FOR ADDITIONAL REVENUE.

It is important to note that to date the AmeriQuest Systems Group ("ASG") has been profitable in prior quarterly periods only on an operating basis prior to corporate overhead allocations. Therefore, management estimates that a 15 to 25% increase in sales would be required in order for ASG to achieve profitability on a stand-alone basis. No assurance can be given that such a sales increase will occur or that ASG will be profitable on a stand-alone basis.


(7) NEGATIVE TANGIBLE NET WORTH AND ADDITIONAL CAPITAL REQUIRED

As of December 31, 1997, the Company has a working capital deficit and Stockholders' deficit of $24.7 million and $23.8 million, respectively. As C-2000 has agreed to either subordinate its $27.7 million intercompany loan or guarantee payment to the working capital lender, such loan may be treated by such lenders, as an increase in tangible net worth. IBMCC has elected to accept a $5 million guarantee from C-2000 in support of the Company's expected reduction in its line of credit to $7.5 million.


(8) SALE OF SUBSIDIARIES

AmeriQuest/Kenfil Inc. sold its wholly-owned subsidiaries Kenfil Distribution (Far East)Limited, a Hong Kong corporation and Kenfil Distribution (M) Sdn. Bhd., a Malaysian corporation, to Regentland Holdings Ltd. for proceeds of $2,939,062, pursuant to a Stock Purchase Agreement dated November 20, 1997. The purchase price was equivalent to repayment of a loan and the net book value of the assets sold plus a premium of $450,000, and was paid by issuance of a dividend from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc. in the amount of $1,717,106, the loan repayment of $771,956 from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc., and the payment of $450,000 from Regentland Holdings Ltd. The Company recognized a gain, net of expenses, of $184,000.

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

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

It is important to note that to date ASG has not been profitable on an operating basis. Therefore, management estimates that a 15% to 25% increase in sales would be required in order for ASG to achieve profitability on a stand-alone basis. No assurance can be given that such a sales increase will occur or that ASG will be profitable on a stand-alone basis.


                     -------------------------------------


      The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                    PERCENT OF SALES
                                                    ----------------
                                                      THREE MONTHS
                                                      ------------
                                                         ENDED
                                                         -----
                                                      DECEMBER 31,
                                                      ------------
                                                    1997        1996
                                                   ------      ------
Net sales.....................................     100.0       100.0
Cost of sales.................................      90.8        91.3
Gross profit..................................       9.2         8.7
Selling, general and administrative...........       8.7        10.2
Depreciation and amortization.................       0.5         0.9
Restructuring costs...........................       0.0         0.4
Interest and other expense, net...............       0.0         1.3
Profit (Loss) from operations.................       0.0        (4.2)


RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1997

Sales for the quarter ended December 31, 1997 declined by 83% from $89,329,000 for the quarter ended December 31, 1996 to $15,530,000, reflecting the closing of the standard distribution business, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc.

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1997 (CONTINUED)

Cost of sales decreased to 90.8% of sales for the quarter ended December 31, 1997 compared to 91.3% of sales in the same quarter for the prior year primarily as a result of the improved proft mix of the ASG business.

Selling, general and administrative expenses of $1,349,000 decreased by $7,718,000 for the quarter ended December 31, 1997 compared to the expenditure of $9,067,000 for the same quarter of the prior year, primarily as a result of the closing of the standard and export distribution businesses, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc.

Depreciation and amortization of $80,000 for the quarter ended December 31, 1997 decreased from $824,000 in the quarter ended December 31, 1996 primarily as a result of sale or disposal of assets related to the standard and export distribution businesses, the Company's Asian subsidiaries and the assets of CMS Enhancements, Inc.

Interest expense of $0 in the quarter ended December 31, 1997 compares to $1,165,000 for the quarter ended December 31, 1996. The reduction is primarily as a result of repayment of all bank debt by Computer 2000 AG, from proceeds derived from the sale of 300,000 shares of the Company's Series H Cumulative Convertible Preferred Stock (the "Preferred Stock") and because all payments under the lending arrangement with IBM Credit Corporation were made before the end of the free financing period of 30 days.

No income tax expense was recorded against net operating profit at December 31, 1997 nor was an income tax benefit recorded on the net operating loss at December 31, 1996 as valuation allowances were provided, because it is not more likely than not, as defined in SFAS 109, that deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

VARIABILITY OF QUARTERLY RESULTS

      Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis. In addition the decision to close the standard distribution and export businesses could involve unforseeable additional expenses and impede the prospects for ASG to obtain the additional sales needed to achieve stand-alone profitablity.

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1997


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had $5,072,000 in cash and had borrowed $12,353,000 against its existing lines of credit. The Company used $12,309,000 of cash in operating activities in the quarterly period ended December 31, 1997, funded by an increase in its line of credit borrowings of $9,289,000, primarily to increase inventories to maintain and build its IBM business, and secondarily to complete the payment of liabilities resulting from the closing of the standard distribution and export businesses. Operating activities during the remainder of the fiscal year are not expected to require significant additional cash useage either related to the closing of the standard distribution and export businesses or an additional build of inventory.

On September 30, 1997, C-2000 paid the outstanding bank lines of credit which totalled $27.7 million and converted the loans to a non-interest bearing intercompany demand loan, and agreed to defer demand of payment through September 30, 1998 and either subordinate its loan or guarantee payment to the working capital lender. IBMCC has elected to accept a $5 million guarantee from C-2000 in support of the Company's expected reduction in its line of credit to $7.5 million. C-2000 has also guaranteed certain amounts to two of the Company's suppliers.

The Company also maintains a $20 million line of credit with IBMCC which is secured by substantially all of the Company's assets. The line of credit is scheduled to be reduced to $7.5 million on February 28, 1998. Borrowings under the IBMCC line of credit at December 31, 1997 totalled $12.4 million. The Company is exploring various alternatives relating to its line of credit including seeking an increased line and reducing inventory through product sales and returns.

Management believes that the guarantees and inter-company loans from C-2000 and the continued availability of credit from IBMCC will be adequate for the Company to meet its financial obligations on a timely basis during fiscal 1998. No assurance can be given that the credit lines or that the direct or indirect financing by C-2000 during fiscal 1998 will be adequate in amount and as favorable in terms and conditions as the bank credit lines previously guaranteed by C-2000, or that the Company will be able to obtain replacement financing from other independent sources, or that even if available, it will be on terms favorable to the Company.

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


NYSE LISTING

The New York Stock Exchange ("NYSE") has repeatedly indicated that AmeriQuest is not in compliance with certain of the NYSE's requirements for continued listing on the NYSE. The NYSE could delist AmeriQuest's Common Stock at any time, thereby adversely affecting the public market for such securities.

 .

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed with this report.

            27   Financial Data Schedule

      (b) Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                 Current Report on Form 8-K dated November 20, 1997 reporting the sale of the stock of the Asian subsidiary of AmeriQuest/Kenfil, Inc.

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1997

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AmeriQuest Technologies, Inc.

February 12, 1998

                                   /s/  ALEXANDER C. KRAMER



                                         Alexander C. Kramer
                                         Chief Executive Officer

February 12, 1998

                                   /s/  JON D. JENSEN



                                         Jon D. Jensen
                                         Chief Operating Officer,
                                         Chief Financial Officer and Secretary