Form 10-Q
period 1998-03-31
AMERIQUEST TECHNOLOGIES INC
filed 1998-05-15
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from __________ to ______________ .


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

Yes /X/   No / /

     At April 30, 1998 there were 66,881,906 shares of the Registrant's Common Stock outstanding; and 300,000 shares of the Registrant's Series H Cumulative Convertible Preferred Stock were also outstanding, equivalent to 41,858,042 common shares on an "as if converted" basis.

                          PART I. FINANCIAL INFORMATION

                          AMERIQUEST TECHNOLOGIES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


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

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                      MARCH 31       SEPTEMBER 30
                                                                                      --------       ------------
                           ASSETS                                                       1998             1997
                                                                                      ---------        ---------
Current Assets:
   Cash and cash equivalents ...................................................       $   3,123        $   7,680
   Accounts receivable, less allowance for doubtful accounts of $1,748 and
     $2,156 as of March 31, 1998 and September 30, 1997, respectively ..........           6,674            9,006
Inventories, net of valuation allowance ........................................          14,995            7,066
Prepaid and other current assets ...............................................           1,018              935
                                                                                       ---------        ---------
          Total current assets .................................................          25,810           24,687
                                                                                       ---------        ---------
Property and equipment, net ....................................................             697            1,272
Other assets ...................................................................             120              120
                                                                                       ---------        ---------
          Total assets .........................................................       $  26,627        $  26,079
                                                                                       =========        =========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Lines of credit .............................................................       $  12,655        $   3,064
   Due to Computer 2000 ........................................................          27,664           27,664
   Accounts payable ............................................................           5,476            9,492
   Other current liabilities ...................................................           5,090            9,251
                                                                                       ---------        ---------
          Total current liabilities ............................................          50,885           49,471
                                                                                       ---------        ---------

Stockholders' Deficit
Preferred Stock, $.01 par value, 7% cumulative dividend, convertible into Common
   Stock, 300,000 shares authorized and outstanding; entitled to
   $30,000,000 in involuntary liquidation ......................................          30,000           30,000
Common stock, $.01 par value; authorized 200,000,000 shares; issued and outstanding 66,881,906 shares as of March 31, 1998 and
     September 30, 1997, respectively ..........................................             669              669
Additional paid-in capital .....................................................         111,145          111,145
Accumulated deficit ............................................................        (166,072)        (165,206)
                                                                                       ---------        ---------
          Total stockholders' deficit ..........................................         (24,258)         (23,392)
                                                                                       ---------        ---------

           Total liabilities and stockholders' deficit .........................       $  26,627        $  26,079
                                                                                       =========        =========

                          AMERIQUEST TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             MARCH 31,                              MARCH 31,
                                                     1998                1997                1998                1997
                                                 ------------        ------------        ------------        ------------
Net sales ................................       $     13,581        $     75,295        $     29,111        $    164,624

Cost of sales ............................             12,157              73,518              26,254             155,112
                                                 ------------        ------------        ------------        ------------

     Gross profit ........................              1,424               1,777               2,857               9,512

Operating Expenses:
     Selling, general and administrative .              1,217              12,849               2,566              21,916
     Depreciation and amortization .......                 82                 816                 162               1,640
     Restructuring costs .................                  0              20,037                   0              20,437
                                                 ------------        ------------        ------------        ------------

        Income (Loss) from operations ....                125             (31,925)                129             (34,481)

Interest income ..........................                (69)                  0                (160)                  0
Interest expense .........................                105               1,176                 105               2,341
                                                 ------------        ------------        ------------        ------------

      Net Income (loss) ..................       $         89        ($    33,101)       $        184        ($    36,822)
                                                 ============        ============        ============        ============

Basic loss per common share ..............       ($      0.01)       ($      0.49)       ($      0.01)       $       0.55)
                                                 ------------        ------------        ------------        ------------

Diluted loss per common share ............       ($      0.01)       ($      0.49)       ($      0.01)       ($      0.55)
                                                 ------------        ------------        ------------        ------------

Basic Common shares outstanding (Note 2) .         66,881,906          66,881,906          66,881,906          66,881,906
                                                 ------------        ------------        ------------        ------------

Diluted Common shares outstanding (Note 2)         66,881,906          66,881,906          66,881,906          66,881,906
                                                 ------------        ------------        ------------        ------------

                          AMERIQUEST TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         MARCH 31                   MARCH 31
                                                                    1998         1997          1998          1997
                                                                  -------      --------      --------      --------
Cash flow from operating activities:
Net Income (loss) ...........................................     $    89      ($33,101)     $    184      ($36,822)
Gain on sale of subsidiaries ................................           0             0          (184)            0
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization ..........................          82           816           162         1,640
     Restructuring costs ....................................           0        20,037             0        20,437
     Provision for losses on accounts receivable ............           0         4,864             0         5,278
     Provision for losses on inventory ......................           0         3,264           348         3,575
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable .............         (26)        5,179           (89)       14,620
     (Increase) decrease in inventories .....................        (271)        8,521        (8,702)        8,804
     (Decrease) in accounts payable and accrued expenses ....      (1,529)       (4,075)       (4,968)       (9,160)
     (Increase) decrease in other assets ....................        (569)          992        (1,284)          (31)
                                                                  -------      --------      --------      --------

     Net cash provided by (used in) operating activities ....      (2,224)        6,497       (14,533)        8,341
                                                                  -------      --------      --------      --------


Cash flow from investing activities:
     Net cash received from sale of subsidiaries ............           0             0           450             0

     Capital expenditures, net of disposals .................         (27)         (238)          (65)         (371)
                                                                  -------      --------      --------      --------

          Net cash provided by (used in) investing activities         (27)         (238)          385          (371)
                                                                  -------      --------      --------      --------

Cash flow from financing activities:
     Net borrowings  (repayment) under lines of credit ......         302        (6,772)        9,591        (8,350)
                                                                  -------      --------      --------      --------

     Net cash provided by (used in) financing activities ....         302        (6,772)        9,591        (8,350)
                                                                  -------      --------      --------      --------

Net increase (decrease) in cash and cash equivalents ........      (1,949)         (513)       (4,557)         (380)
                                                                  -------      --------      --------      --------

Cash and cash equivalents at beginning of period ............       5,072         2,433         7,680         2,300
                                                                  -------      --------      --------      --------
Cash and cash equivalents at end of period ..................     $ 3,123      $  1,920      $  3,123      $  1,920
                                                                  =======      ========      ========      ========

                Supplemental Disclosures of Cash Flow Information


     Interest on lines of credit:

                  During the six months ended March 31, 1998 and 1997, the Company paid interest of $35,000 and $2,144,000, respectively.

     Income taxes:

                  During the six months ended March 31, 1998 and 1997, the Company made no federal income tax payments.

                          AMERIQUEST TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                         SIX MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                 ADDITIONAL
                                                 PREFERRED STOCK             COMMON STOCK          PAID-IN     ACCUMULATED
                                                 ---------------             ------------          -------     -----------
                                                SHARES     AMOUNT        SHARES         AMOUNT     CAPITAL      (DEFICIT)
                                                ------     ------        ------         ------     -------      ---------
BALANCES AT SEPTEMBER 30, 1997............     300,000     $30,000      66,881,906       $669      $111,145     ($165,206)
                                               =======     =======      ==========       ====      ========     =========

Accrued dividend on Preferred stock
                                                                                                                     (525)

Net Income for the Quarter ended
       December 31, 1997..................                                                                             95

Accrued dividend on Preferred stock
                                                                                                                     (525)

Net Income for the Quarter ended
       March 31, 1998.....................                                                                             89
                                                                                                                ---------

BALANCES AT MARCH 31, 1998................     300,000     $30,000      66,881,906       $669      $111,145     ($166,072)
                                               =======     =======      ==========       ====      ========     =========

                          AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

(1) BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have bee prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments and accruals) considered necessary for a fair presentation are included. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in AmeriQuest Technologies, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 1997, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1998.


(2) LOSS PER SHARE

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. The Company has accordingly adopted the provisions of SFAS 128 for the current year. Previously reported earnings per share amounts have been restated, if applicable.

Basic loss per common share is computed by dividing net income (loss) less dividends applicable to convertible preferred stock by the weighted average number of common stock outstanding during the period. Diluted loss per common share is computed using the "if-converted method' applicable for convertible preferred stock. The "if-converted method" is not applied if the preferred dividend adjustment results in a loss for basic earnings per share and income for diluted earnings per share. Because of the net loss attributable to common shareholders, outstanding options of 565,504 and warrants of 9,392,515 are antidilutive. Accordingly, the basic and diluted per share loss is the same.


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

Assuming the exercise of all warrants options and preferred stock outstanding on March 31, 1998, AmeriQuest would have approximately 118 million shares of Common Stock outstanding on that date, of which C-2000 would hold approximately 74.2 percent.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1998

(5) LINES OF CREDIT

At March 31, 1998, the Company's line of credit with IBM Credit Corporation (IBMCC) utilizing a floor planning arrangement, totalled $19 million. The IBMCC $19 million line of credit is to be reduced to $12.5 million on April 1, 1998, to $10.5 million on May 1, 1998, to $8.5 million on June 1, 1998, to $6.5 million on July 1, 1998, to $5 million on August 1, 1998 and expires on September 30, 1998.

At March 31, 1998, the terms of the IBM Credit Corporation ("IBMCC") lending agreement included certain restrictive covenants which required the maintenance of specified financial ratios generally related to net income, tangible net worth as defined by IBMCC, and working capital. The Company is in compliance with those covenants as of March 31, 1998.

The weighted average interest rate for all borrowings under the above credit facilities was 0% at March 31, 1998, as all payments under the lending arrangement were made before the end of the free financing period.


(6) NEED FOR ADDITIONAL REVENUE

It is important to note that to date the AmeriQuest Technologies, Inc. ("AQS") has not been profitable in prior quarterly periods without benefit of non-operating income. Therefore, management estimates that a 15% to 25% increase in sales would be required in order for AQS to achieve profitability without benefit of such non-operating income. No assurance can be given that such a sales increase will occur or that AQS will be profitable on an operating basis only.

The Company had net income of $89,000 for the quarter ended March 31, 1998 compared to a net loss of $33,101,000 for the quarter ended March 31, 1997. Without the $156,000 reduction of inventory reserves and bad debt recovery of $219,000 achieved during the current quarter, the Company would have a net loss of $286,000 for the quarter.


(7) NEGATIVE TANGIBLE NET WORTH AND ADDITIONAL CAPITAL REQUIRED

As of March 31, 1998, the Company has a working capital deficit and Stockholder's deficit of $25.1 and $24.3 million, respectively. As C-2000 has agreed to either subordinate its $27.7 million intercompany loan or guarantee payment to the working capital lender, such loan may be treated by such lenders, as an increase in tangible net worth. IBMCC has received a $5 million guarantee from C-2000 in support of the Company's line of credit.


(8) SALE OF SUBSIDIARIES

AmeriQuest/Kenfil Inc. sold its wholly-owned subsidiaries Kenfil Distribution (Far East) Limited, a Hong Kong corporation and Kenfil Distribution (M) Sdn. Bhd., a Malaysian corporation, to Regentland Holdings Ltd. for proceeds of $2,939,062, pursuant to a Stock Purchase Agreement dated November 20, 1997. The purchase price was equivalent to repayment of a loan and the net book value of the assets sold plus a premium of $450,000, and was paid by issuance of a dividend from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc. in the amount of $1,717,106, the loan repayment of $771,956 from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc., and the payment of $450,000 from Regentland Holdings Ltd. The Company recognized a gain, net of expenses, of $184,000 during the first quarter of fiscal 1998.

(9) NYSE LISTING

The New York Stock Exchange ("NYSE") suspended trading of the Company's Common Stock before the opening of trading on Tuesday, March 10, 1998. Following suspension, the NYSE indicated that it expects to make an application to the Securities and Exchange Commission to delist the issue. The NYSE's action is based on the fact that the Company fell below the NYSE' continued listing criteria related to net tangible assets available to common stock (less than $12 million) and average net income for the last three years (less than $600,000); and aggregate market value of publicly held shares (less than $8 million).

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1998

(9) NYSE LISTING (CONTINUED)

The Company is currently traded on the Bulleting Board of NASDAQ under the "AMQT" symbol.

The Company has applied to list its shares on the American Stock Exchange. The Company does not anticipate that it will be accepted for listing by the American Stock Exchange in the near future. However, several brokerage firms have indicated that they will agree to serve as market makers for the Company.


(10) SALE OF COMPUTER 2000 AG

In April 1998, Tech-Data Corp. of Clearwater, Florida entered into an agreement with Kloeckner & Co. AG to purchase the latters 80% interest in Computer 2000 AG, the majority stockholder of the Company.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1998


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

It is important to note that to date the AmeriQuest Technologies, Inc. ("AQS") has not been profitable in prior quarterly periods without benefir of non-operating income. Therefore, management estimates that a 15% to 25% increase in sales would be required in order for AQS to achieve profitability without benefit of such non-operating income. No assurance can be given that such a sales increase will occur or that AQS will be profitable on an operating basis only.


The Company had net income of $89,000 for the quarter ended March 31, 1998 compared to a net loss of $33,101,000 for the quarter ended March 31, 1997. Without the $156,000 reduction of inventory reserves and bad debt recovery of $219,000 achieved during the current quarter, the Company would have a net loss of $286,000 for the quarter.

                      -------------------------------------

     The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                       PERCENT OF SALES
                                                       ----------------
                                             THREE MONTHS                SIX MONTHS
                                                 ENDED                      ENDED
                                                MARCH 31,                  MARCH 31,
                                           1998          1997          1998         1997
                                          ------        ------        ------       ------
Net sales .........................        100.0         100.0         100.0        100.0
Cost of sales .....................         89.5          97.6          90.2         94.2
Gross profit ......................         10.5           2.4           9.8          5.8
Selling, general and administrative          9.0          17.1           8.8         13.3
Depreciation and amortization .....          0.6           1.1           0.6          1.0
Restructuring costs ...............          0.0          26.6           0.0         12.4
Interest income (expense) .........         (0.3)         (1.6)          0.2         (1.4)
Net Income (Loss) .................          0.7         (44.0)          0.6        (22.4)


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998

Sales for the quarter ended March 31, 1998 declined by 82% from $75,295,000 for the quarter ended March 31, 1997 to $13,581,000, reflecting the closing of the standard distribution business, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1998


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998 (CONTINUED)

Cost of sales decreased to 89.5% of sales for the quarter ended March 31, 1998 compared to 97.6% of sales in the same quarter for the prior year primarily as a result of the improved profit mix of the ASG business compared to the standard and export distribution businesses. The Company's gross profit margin of 10.5% for the quarter ended March 31, 1998 compared to 2.4% for the quarter ended March 31, 1997. During the quarter ended March 31, 1998 the Company reduced its inventory reserves by $156,000 based on its current assessment of inventories. Without this inventory reserve reduction, the gross profit margin would have been 9.3%.

Selling, general and administrative expenses of $1,217,000 decreased by $11,632,000 for the quarter ended March 31, 1998 compared to the expenditure of $12,849,000 for the same quarter of the prior year, primarily as a result of the closing of the standard and export distribution businesses, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc. Additionally, bad debt recoveries of $219,000 were achieved during the current quarter, thereby reducing total expenditures.

Depreciation and amortization of $82,000 for the quarter ended March 31, 1998 decreased from $816,000 in the quarter ended March 31, 1997 primarily as a result of sale or disposal of assets related to the standard and export distribution businesses, the Company's Asian subsidiaries and the assets of CMS Enhancements, Inc.

Net interest expense of $36,000 in the quarter ended March 31, 1998 compares to $1,176,000 for the quarter ended March 31, 1997. The reduction is primarily as a result of repayment of $30 million in bank debt by the Company, from proceeds derived from the sale of 300,000 shares of the Company's Series H Cumulative Convertible Preferred Stock (the "Preferred Stock"), and the repayment of all other outrstanding bank debt by Computer 2000 AG, the guarantor of such debt, and because most of the payments under the lending arrangement with IBM Credit Corporation were made before the end of the free financing period of 75 days.

No income tax expense was recorded against net operating profit at March 31, 1998 nor was an income tax benefit recorded on the net operating loss at March 31, 1997 as valuation allowances were provided, because it is not more likely than not, as defined in SFAS 109, that deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

The Company had net income of $89,000 for the quarter ended March 31, 1998 compared to a net loss of $33,101,000 for the quarter ended March 31, 1997. Without the $156,000 reduction of inventory reserves and bad debt recovery of $219,000 achieved during the current quarter, the Company would have a net loss of $286,000 for the quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998

Sales for the six months ended March 31, 1998 declined by 82% from $164,624,000 for the six months ended March 31, 1997 to $29,111,000, reflecting the closing of the standard distribution business, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc.

Cost of sales decreased to 90.2% of sales for the six months ended March 31, 1998 compared to 94.2% of sales in the same six months for the prior year primarily as a result of the improved profit mix of the ASG business compared to the standard and export distribution businesses.

Selling, general and administrative expenses of $2,566,000 decreased by $19,350,000 for the six months ended March 31, 1998 compared to the expenditure of $21,916,000 for the same six months of the prior year, primarily as a result of the closing of the standard and export distribution businesses, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc.

Depreciation and amortization of $162,000 for the six months ended March 31, 1998 decreased from $1,640,000 in the six months ended March 31, 1997 primarily as a result of sale or disposal of assets related to the standard and export distribution businesses, the Company's Asian subsidiaries and the assets of CMS Enhancements, Inc.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1998


Net interest income of $55,000 in the six months ended March 31, 1998 compares to $2,341,000 for the six months ended March 31, 1997. The reduction is primarily as a result of repayment of $30 million in bank debt by the Company, from proceeds derived from the sale of 300,000 shares of the Company's Series H Cumulative Convertible Preferred Stock (the "Preferred Stock"), and the repayment of all other outrstanding bank debt by Computer 2000 AG, the guarantor of such debt, and because most of the payments under the lending arrangement with IBM Credit Corporation were made before the end of the free financing period of 75 days. No income tax expense was recorded against net operating profit at March 31, 1998 nor was an income tax benefit recorded on the net operating loss at March 31, 1997 as valuation allowances were provided, because it is not more likely than not, as defined in SFAS 109, that deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis. In addition the decision to close the standard distribution and export businesses could involve unforeseeable additional expenses and impede the prospects for ASG to obtain the additional sales needed to achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $3,123,000 in cash and had borrowed $12,655,000 against its existing lines of credit. The Company used $2,224,000 of cash in operating activities in the quarterly period ended March 31, 1998, funded partially by an increase in its line of credit borrowings of $302,000 primarily to increase inventories to maintain and build its IBM business, and secondarily to complete the payment of liabilities resulting from the closing of the standard distribution and export businesses. Operating activities during the remainder of the fiscal year are not expected to require significant additional cash usage either related to the closing of the standard distribution and export businesses or an additional build of inventory.

On September 30, 1997, C-2000 paid the outstanding bank lines of credit which totalled $27.7 million and converted the loans to a non-interest bearing intercompany demand loan, and agreed to defer demand of payment through September 30, 1998 and either subordinate its loan or guarantee payment to the working capital lender. IBMCC has received a $5 million guarantee from C-2000 in support of the Company's line of credit. C-2000 has also guaranteed certain amounts to two of the Company's suppliers.

The Company also maintains a $19 million line of credit with IBMCC which is secured by substantially all of the Company's assets. The line of credit is scheduled to be reduced to $12.5 million on April 1, 1998, to $10.5 million on May 1, 1998, to $8.5 million on June 1, 1998, to $6.5 million on July 1, 1998, to $5 million on August 1, 1998 and expires on September 30, 1998. Borrowings under the IBMCC line of credit at March 31, 1998 totalled $12.7 million. The Company is exploring various alternatives relating to its line of credit including seeking an increased line and reducing inventory through product sales and returns.

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

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1998

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

The New York Stock Exchange ("NYSE") suspended trading of the Company's Common Stock before the opening of trading on Tuesday, March 10, 1998. Following suspension, the NYSE indicated that it expects to make an application to the Securities and Exchange Commission to delist the issue. The NYSE's action is based on the fact that the Company fell below the NYSE's continued listing criteria related to net tangible assets available to common stock (less than $12 million) and average net income for the last three years (less than $600,000); and aggregate market value of publicly held shares (less than $8 million).

The Company is currently traded on the Bulletin Board of NASDAQ under the "AMQT" symbol.

The Company has applied to list its shares on the American Stock Exchange. The Company does not anticipate that it will be accepted for listing by the American Stock Exchange in the near future. However, several brokerage firms have indicated that they will agree to serve as market makers for the Company.


VENDOR RELATIONS

To maintain strong relationships with its principal vendors, AmeriQuest focuses on marketing the products of a limited number of key vendors such as Unisys, IBM, Hewlett Packard and Acer.

IBM requires distributors of its mid-range computer systems to resellers to meet certain minimum purchase levels. AmeriQuest is required to purchase $30 million of IBM mid-range computers during calendar 1998 in order to retain the right to distribute IBM mid-range computers. No assurance can be given that AmeriQuest will be able to meet the sales requirements imposed upon it by IBM. If AmeriQuest were to no longer have the right to distribute IBM mid-range computer systems, AmeriQuest would focus its sales efforts on selling a competitive product manufactured by Unisys, Hewlett Packard, Acer and other vendors.

The annual contract with Hewlett Packard has been extended from March, 1998 and will expire on June 30, 1998. During the past year the Company has started to sell the HP Netserver and Vectra product lines. Sale of these products has been slow and have not increased as rapidly as desired. HP recently informed the Company that it will remain a distributor beyond June, 1998, but that it may be required to purchase products from one of their larger fulfillment distributors rather than directly from HP, beginning in July, 1998. The positive aspects of this development are the ability to access a broader range of products (including HP's printer products in addition to Intel based computers and networking products) and greater product availability. The concerning aspects of this change are the product pricing, marketing funding, and return privileges, although there is also a possibility that margin levels can be increased due to the greater buying power and discounts of a fulfillment distributor.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1998

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report.

          27      Financial Data Schedule



                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AmeriQuest Technologies, Inc.


April 30, 1998
                                /s/  ALEXANDER C. KRAMER


                                     Alexander C. Kramer
                                     Chief Executive Officer


April 30, 1998
                                /s/  JON D. JENSEN


                                     Jon D. Jensen
                                     Chief Operating Officer,
                                     Chief Financial Officer and Secretary