Form 10-Q
period 1998-07-16
AMERIQUEST TECHNOLOGIES INC
filed 1998-08-06
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from _____ to_____________.


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


     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days. Yes X No

     At July 30, 1998 there were 66,881,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                          AMERIQUEST TECHNOLOGIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


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

In the opinion of management, the consolidated condensed financial statements include proforma statement presentations necessary to present fairly the financial position of the Company following the recapitalization on July 20, 1998 that consumated the transactions contemplated by the "Disposition and Reorganization Agreement" executed and announced on July 2, 1998.

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                JUNE 30,       SEPTEMBER 30,              PROFORMA
                                  ASSETS                                          1998              1997               JUNE 30, 1998
                                                                                ---------        ---------                ---------

Current Assets:
   Cash and cash equivalents                                                    $   2,710        $   7,680 (1,5)          $   2,655
   Accounts receivable, less allowance for doubtful accounts of $1,610
     And $2,156 as of June 30, 1998 and September 30, 1997, respectively            5,588            9,006                    5,588
   Inventories, net of valuation allowance                                          6,976            7,066                    6,976
   Prepaid and other current assets                                                   627              935                      627
                                                                                ---------        ---------                ---------
          Total current assets                                                     15,901           24,687                   15,846
                                                                                ---------        ---------                ---------

Property and equipment, net                                                           620            1,272                      620
Other assets                                                                          120              120                      120
                                                                                ---------        ---------                ---------
          Total assets                                                          $  16,641        $  26,079                $  16,586
                                                                                =========        =========                =========


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Lines of credit                                                              $   4,657        $   3,064 (1,5,6)        $       0
   Due to Computer 2000                                                            27,664           27,664 (3)                    0
   Accounts payable                                                                 5,304            9,492 (3,4,6)            4,333
   Other current liabilities                                                        3,737            9,251                    3,737
                                                                                ---------        ---------                ---------
          Total current liabilities                                                41,362           49,471                    8,070
                                                                                ---------        ---------                ---------

Stockholders' Equity (Deficit)
Preferred Stock, $.01 par value, 7% cumulative dividend, convertible into Common Stock, 300,000 shares authorized and outstanding;
   entitled to $30,000,000 in involuntary liquidation                              30,000           30,000  (2)                   0
Common stock, $.01 par value; authorized 200,000,000 shares; issued
   And outstanding 66,881,906 shares as of June 30, 1998 and
   September 30, 1997, respectively                                                   669              669                      669
Additional paid-in capital                                                        111,145          111,145  (2,3,4,5)       174,382
Accumulated deficit                                                              (166,535)        (165,206)                (166,535)
                                                                                ---------        ---------                ---------
          Total stockholders' equity (deficit)                                    (24,721)         (23,392)                   8,516
                                                                                ---------        ---------                ---------

           Total liabilities and stockholders' equity (deficit)                $  16,641        $  26,079                $  16,586
                                                                                =========        =========                =========

PROFORMA FOOTNOTES (SEE FOOTNOTE 10):

1.  Disbursement of cash to pay off IBMCC - $3,055

2.  Contribution of Preferred Shares to Paid in Capital - $30,000

3. Contribution of Intercompany Loans to Paid in Capital - $27,664

4. Contribution of Preferred Dividends and Interest to Paid in Capital - $2,573

5. Contribution of Cash to Paid-in Capital - $3,000

6. Reclassification of balance no longer due to IBMCC to IBM Accounts Payable pending contractual return of $1,602 of inventory

                          AMERIQUEST TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               JUNE 30,                              JUNE 30,
                                                     1998                1997                1998              1997
                                                 ------------        ------------        ------------        ------------

Net sales                                        $     18,260        $     35,016        $     47,371        $    199,640

Cost of sales                                          16,300              29,754              42,554             184,866
                                                 ------------        ------------        ------------        ------------

     Gross profit                                       1,960               5,262               4,817              14,774

Operating Expenses:
     Selling, general and administrative                1,516               8,639               4,082              30,555
     Depreciation and amortization                         79                 576                 241               2,216
     Restructuring costs                                    0                   0                   0              20,437
                                                 ------------        ------------        ------------        ------------

        Income (Loss) from operations                     365              (3,953)                494             (38,434)

Interest income                                           (37)                  0                (197)                  0
Interest expense                                          340                 713                 445               3,054
                                                 ------------        ------------        ------------        ------------

      Net Income (loss)                          $         62        ($     4,666)       $        246        ($    41,488)
                                                 ============        ============        ============        ============

Basic loss per common share                      $      (0.01)       $      (0.07)       $      (0.02)       $      (0.62)
                                                 ------------        ------------        ------------        ------------

Diluted loss per common share                    $      (0.01)       $      (0.07)       $      (0.02)       $      (0.62)
                                                 ------------        ------------        ------------        ------------

Basic Common shares outstanding (Note 2)           66,881,906          66,881,906          66,881,906          66,881,906
                                                 ------------        ------------        ------------        ------------

Diluted Common shares outstanding (Note 2)         66,881,906          66,881,906          66,881,906          66,881,906
                                                 ------------        ------------        ------------        ------------

                          AMERIQUEST TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               JUNE 30                         JUNE 30
                                                                          1998           1997            1998            1997
                                                                       --------        --------        --------        --------
Cash flow from operating activities:
Net Income (loss)                                                      $     62        ($ 4,666)       $    246        ($41,488)
                                                                       --------        --------        --------        --------
Gain on sale of subsidiaries                                                  0            (385)           (184)           (385)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                           79             576             241           2,216
     Restructuring costs                                                      0               0               0          20,437
     Provision for losses on accounts receivable                                          2,249                           7,527
     Provision for losses on inventory                                        0          (1,013)            348           2,562
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                           1,086          18,452             997          33,072
     (Increase) decrease in inventories                                   8,019          20,195            (683)         28,999
     (Decrease) in accounts payable and accrued expenses                 (1,525)        (18,505)         (6,493)        (27,665)
     (Increase) decrease in other assets                                   (134)           (264)         (1,418)           (295)
                                                                       --------        --------        --------        --------
     Net cash provided by (used in) operating activities                  7,587          16,639          (6,946)         24,980
                                                                       --------        --------        --------        --------

Cash flow from investing activities:
     Net cash received from sale of subsidiaries                              0           3,550             450           3,550
     Capital expenditures, net of disposals                                  (2)            (37)            (67)           (408)
                                                                       --------        --------        --------        --------

       Net cash provided by (used in) investing activities                   (2)          3,513             383           3,142
                                                                       --------        --------        --------        --------

Cash flow from financing activities:
     Net borrowings  (repayment) under lines of credit                   (7,998)        (47,455)          1,593         (55,805)
     Issuance of  Preferred Stock                                             0          30,000               0          30,000
                                                                       --------        --------        --------        --------

     Net cash provided by (used in) financing activities                 (7,998)        (17,455)          1,593         (25,805)
                                                                       --------        --------        --------        --------

Net increase (decrease) in cash and cash equivalents                       (413)          2,697          (4,970)          2,317
                                                                       --------        --------        --------        --------

Cash and cash equivalents at beginning of period                       $  3,123        $  1,920           7,680           2,300
                                                                       --------        --------        --------        --------
Cash and cash equivalents at end of period                             $  2,710        $  4,617        $  2,710        $  4,617
                                                                       ========        ========        ========        ========



                Supplemental Disclosures of Cash Flow Information

     Interest on lines of credit:

                  During the nine months ended June 30, 1998 and 1997, the Company paid interest of $248 and $3,054, respectively.

     Income taxes:

                     During the nine months ended June 30, 1998 and 1997, the Company made no federal income tax payments.

                  PROFORMA ADJUSTMENTS TO CASH FLOW INFORMATION

On July 20, 1998, the Company received a capital contribution of $3,000 from Computer 2000, Inc. as part of closing of the transaction further described in footnote 10 and the management discussion below. Additionally, the line of credit due IBM Credit Corporation of $4,657 was paid in full on July 20, 1998.

                          AMERIQUEST TECHNOLOGIES, INC.

                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                         NINE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                      ADDITIONAL
                                                    PREFERRED STOCK             COMMON STOCK           PAID-IN      ACCUMULATED
                                                  SHARES      AMOUNT          SHARES     AMOUNT        CAPITAL        DEFICIT
                                                 ---------    --------      ----------   --------      --------    ----------

BALANCES AT SEPTEMBER 30, 1997.............        300,000     $30,000      66,881,906       $669      $111,145    ($165,206)
                                                 =========    ========      ==========    =======      ========    =========

Accrued dividend on Preferred stock........                                                                             (525)

Net Income for the Quarter ended
       December 31, 1997...................                                                                               95

Accrued dividend on Preferred stock........
                                                                                                                        (525)

Net Income for the Quarter ended
       March 31, 1998......................
                                                                                                                          89

Accrued dividend on Preferred stock........
                                                                                                                        (525)

Net Income for the Quarter ended
       June 30, 1998.......................                                                                               62
                                                                                                                     -------

BALANCES AT JUNE 30, 1998..................        300,000     $30,000      66,881,906       $669      $111,145    ($166,535)
                                                 =========    ========      ==========    =======      ========    =========

PROFORMA ADJUSTMENTS
(SEE FOOTNOTE 10)

Contribution of Preferred Shares to
       Paid in Capital.....................       (300,000)    (30,000)                                  30,000

Contribution of Intercompany Loans to
       Paid in Capital.....................                                                              27,664

Contribution of Preferred Dividends and
       Accrued Interest to Paid in Capital.                                                               2,573


Contribution of Cash to Paid-in Capital....                                                               3,000
                                                                                                         -----


PROFORMA BALANCES AT JUNE 30, 1998..........             0          $0      66,881,906       $669      $174,382    ($166,535)
                                                 =========    ========      ==========    =======      ========    =========

                          AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

(1) BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments and accruals) considered necessary for a fair presentation are included. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in AmeriQuest Technologies, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 1997, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1998.

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

Basic loss per common share is computed by dividing net income (loss) less dividends applicable to convertible preferred stock by the weighted average number of common stock outstanding during the period. Diluted loss per common share is computed using the "if-converted method" applicable for convertible preferred stock. The "if-converted method" is not applied if the preferred dividend adjustment results in a loss for basic earnings per share and income for diluted earnings per share. Because of the net loss attributable to common shareholders, options of 565,504 and warrants of 9,392,515 outstanding on June 30, 1998 are antidilutive. Accordingly, the basic and diluted per share loss is the same.

(3) DERIVATIVE INVESTMENTS

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 133, "Derivative Investments" effective for periods ending after December 15, 1997. SFAS No. 133 requires a definitive statement that the Company has no derviative investments. The Company asserts that it has no such investments.

(4) FISCAL PERIODS

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

(5) COMMON AND PREFERRED STOCK

On May 6, 1997 the Company issued and sold to Computer 2000 AG ("C-2000") 300,000 shares of its Series H Cumulative Convertible Preferred Stock ("Preferred Stock") for a purchase price of $30.0 million. The proceeds of the sale were used to partially pay down the Company's outstanding bank lines of credit. The Preferred stock is convertible at the option of C-2000 into 41,958,042 shares of the Company's Common Stock. The Preferred Stock has a 7% per annum cumulative dividend payable in either company shares or cash until June 30, 1998, at the option of the Company. Thereafter such dividends were to be paid in cash.

On July 20, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and Jon Jensen (CFO), completed an agreement to acquire the 36,349,878 shares of AmeriQuest common stock owned by Computer 2000. As part of the transaction, Computer 2000 contributed to the capital of AmeriQuest approximately $28 million in intercompany debt

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1998

(5) COMMON AND PREFERRED STOCK (CONTINUED)

obligations and an additional $3 million in cash. Computer 2000 further agreed to the redemption by AmeriQuest of all of the outstanding AmeriQuest Preferred Stock, and to the cancellation of all outstanding AmeriQuest options and warrants held by Computer 2000. As a result of the transaction, the number of outstanding shares of AmeriQuest, assuming conversion by Computer 2000 of all Preferred Stock, warrants and options, was reduced from 118,232,465 to 66,881,906.

See Note 10 regarding contribution of Preferred Stock to Paid in Capital and cancellation of warrants subsequent to June 30, 1998.

 (6) LINES OF CREDIT

At June 30, 1998, the Company's line of credit with IBM Credit Corporation (IBMCC) utilizing a floor planning arrangement, totalled $8.5 million. The IBMCC $8.5 million line of credit was to be reduced to $6.5 million on July 1, 1998, to $5 million on August 1, 1998 and to expire on September 30, 1998. At June 30, 1998, the terms of the IBM Credit Corporation ("IBMCC") lending agreement included certain restrictive covenants which required the maintenance of specified financial ratios generally related to net income, tangible net worth, and working capital. The Company was not in compliance with the year to date net income covenant of $300,000 as of June 30, 1998. The weighted average interest rate for all borrowings under the above IBMCC credit facilities was 12.3% at June 30, 1998, reflecting a penalty rate of 6.5% on a portion of the debt due IBMCC. All IBMCC debt was retired on July 20, 1998. On July 20, 1998 the Company paid IBMCC in full and replaced the IBMCC line of credit with a three year, $10,000,000 line of credit facility from Fleet Financial Corporation.

The terms of the Fleet Finacial Corporation ("Fleet") lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to net income and tangible net worth.

(7) NEED FOR ADDITIONAL REVENUE

It is important to note that to date the Company has not been profitable in prior quarterly periods without benefit of non-operating income. Therefore, management estimates that a 15% increase in sales would be required in order for AQS to achieve profitability on a consistent basis without benefit of such non-operating income. No assurance can be given that such a sales increase will occur or that the Company will be consistently profitable on an operating basis only.

(8) NEGATIVE TANGIBLE NET WORTH

As of June 30, 1998, the Company has a working capital deficit and Stockholder's deficit of $25.5 and $24.7 million, respectively. As a result of the events outlined in Note 10, the Company's tangible net worth increased, on a proforma basis at June 30, 1998, to $8,516,000 as further detailed in the preceeding statement of stockholder's equity.

(9) SALE OF SUBSIDIARIES

AmeriQuest/Kenfil Inc. sold its wholly-owned subsidiaries Kenfil Distribution (Far East) Limited, a Hong Kong corporation and Kenfil Distribution (M) Sdn. Bhd., a Malaysian corporation, to Regentland Holdings Ltd. for proceeds of $2,939,062, pursuant to a Stock Purchase Agreement dated November 20, 1997. The purchase price was equivalent to repayment of a loan and the net book value of the assets sold plus a premium of $450,000, and was paid by issuance of a dividend from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc. in the amount of $1,717,106, the loan repayment of $771,956 from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc., and the payment of $450,000 from Regentland Holdings Ltd. The Company recognized a gain, net of expenses, of $184,000 during the first quarter of fiscal 1998. The gain was included in "Selling, General and Administrative Expenses" in the accompanying Statement of Operations.

                           AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1998

 (10) ACQUISITION OF COMPUTER 2000 AG MAJORITY STOCK HOLDINGS BY SENIOR
MANAGEMENT

On July 2, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and Jon Jensen (CFO), signed an agreement to acquire the 36,349,878 shares of AmeriQuest common stock owned by Computer 2000. The transaction was approved by the outside directors of AmeriQuest and by the full Board of Directors of AmeriQuest.

In taking over majority control of AmeriQuest from Computer 2000, AmeriQuest's management arranged for a new $10 million asset-backed bank credit line for AmeriQuest, in part to release Computer 2000 from its guarantee of IBMCC, obtained the release of Computer 2000 and its affiliates from all other guarantees of AmeriQuest obligations, and agreed to pay certain transaction costs totaling approximately $220,000.

As part of the transaction, completed on July 20, 1998, Computer 2000 contributed to the capital of AmeriQuest approximately $28 million in intercompany debt obligations and an additional $3 million in cash. Computer 2000 further agreed to the redemption by AmeriQuest of all of the outstanding AmeriQuest preferred stock, convertible into approximately 42 million common shares, and to the cancellation of all outstanding dividends, interest and AmeriQuest options and warrants held by Computer 2000. As a result of the transaction, the number of outstanding shares of AmeriQuest, on a fully diluted basis, was reduced from approximately 118 million to approximately 67 million. The Board of Directors of the Company agreed to reserve 6.7 million shares of common stock for future issuance to AmeriQuest employees as incentive compensation pursuant to terms to be approved by outside directors of the board.

Proforma adjustments to the June 30, 1998 balance sheet, reflecting the above described transactions that occurred on 20, 1998 are shown below:

                                                                       JUNE 30       PROFORMA        Foot        PROFORMA
Current Assets:                                                         1998       ADJUSTMENTS      Notes     JUNE 30, 1998
---------------                                                         ----       -----------      -----     -------------
   Cash and cash equivalents.........................................  $  2,710       $  (3,055)       1              $2,655
                                                                                          3,000        5
                                                                                        -------
          Total assets...............................................  $ 16,641            $(55)                     $16,586
                                                                       ========         =======                      =======

Current liabilities:
   Lines of credit...................................................  $  4,657       $  (3,055)       1
                                                                                         (1,602)       6             $     0
   Due to Computer 2000..............................................    27,664         (27,664)       3                   0
   Accounts payable..................................................     5,304          (2,573)       4
                                                                                          1,602        6               4,333
          Total current liabilities..................................    41,362                                        8,070
                                                                       --------                                        -----

Stockholders' Equity (Deficit)
Preferred Stock, $.01 par value, 7% cumulative dividend..............    30,000         (30,000)       2                   0
Common stock, $.01 par value; outstanding 66,881,906 shares..........       669                                          669
Additional paid-in capital...........................................   111,145          30,000        2
                                                                                         27,664        3
                                                                                          2,573        4
                                                                                          3,000        5             174,382
                                                                                       --------
Accumulated deficit..................................................  (166,535)                                    (166,535)
                                                                       --------                                    ---------
          Total stockholders' equity (deficit).......................   (24,721)                                       8,516
                                                                       --------                                        -----
          Total liabilities and stockholders' equity (deficit).......   $16,641            $(55)                     $16,586
                                                                       ========            =====                     =======


Footnotes:
1.  Disbursement of cash to pay off IBMCC
2.  Contribution of Preferred Shares to Paid in Capital
3.  Contribution of Intercompany Loans to Paid in Capital
4.  Contribution of Preferred Dividends and Interest to Paid in Capital
5.  Contribution of Cash to Paid-in Capital
6. Reclassification of balance no longer due to IBMCC to IBM Accounts Payable pending contractual return of $1,602 of inventory

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1998

(11) NYSE LISTING

The New York Stock Exchange ("NYSE") suspended trading of the Company's Common Stock before the opening of trading on Tuesday, March 10, 1998. Following suspension, the NYSE delisted the Company's Common Stock. The NYSE's action is based on the fact that the Company fell below the NYSE' continued listing criteria related to net tangible assets available to common stock (less than $12 million) and average net income for the last three years (less than $600,000); and aggregate market value of publicly held shares (less than $8 million).

The Company's Common Stock is currently traded on the Bulleting Board of NASDAQ under the "AMQT" symbol.

(12) SALE OF COMPUTER 2000 AG

In April 1998, Tech-Data Corp. of Clearwater, Florida entered into an agreement with Kloeckner & Co. AG to purchase the latters 80% interest in Computer 2000 AG, the majority stockholder of the Company. The transaction was completed on June 30, 1998.

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1998


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

The Company had net income of $62,000 for the quarter ended June 30, 1998 compared to a net loss of $4,666,000 for the quarter ended June 30, 1997. Revenue for the current quarter of $18,260,000 included the sale of approximately $5,000,000 of IBM Risc product inventory at either low margin or cumulative discount of $730,000 for cash prepayment. The low margin and cash discount losses resulting from such sales were offset by release of inventory loss reserves of $732,000 that had been set aside for that specific purpose. Since the Company had non-recurring net interest expense of $303,000 and achieved bad debt recoveries of $53,000 during the quarter, operating profit without benefit of such recovery, or penalty from inventory liquidation, was $310,000.

It is important to note that to date the Company has not been profitable in prior quarterly periods without benefit of non-operating income. Therefore, management estimates that a 15% increase in sales would be required in order for the Company to achieve profitability on a consistent basis without benefit of such non-operating income. No assurance can be given that such a sales increase will occur or that the Company will be consistently profitable on an operating basis only.

                      -------------------------------------

     The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                        PERCENT OF SALES

                                               THREE MONTHS             NINE MONTHS
                                                  ENDED                    ENDED
                                                 JUNE 30,                 JUNE 30,
                                            1998         1997         1998         1997
                                            -----        -----        -----        -----
Net sales                                   100.0        100.0        100.0        100.0
Cost of sales                                89.3         85.0         89.8         92.6
Gross profit                                 10.7         15.0         10.2          7.4
Selling, general and administrative           8.3         24.7          8.6         15.3
Depreciation and amortization                 0.4          1.6          0.5          1.1
Restructuring costs                            --           --           --         10.2
Interest income (expense), net               (1.7)        (2.0)        (0.5)        (1.5)
Net Income (Loss)                             0.3        (13.3)         0.5        (20.8)



RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998

Sales for the quarter ended June 30, 1998 declined by 48% from $35,016,000 for the quarter ended June 30, 1997 to $18,260,000, reflecting the closing of the standard distribution business, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc. Revenue for the current quarter of $18,260,000 included the sale of approximately $5,000,000 of the IBM Risc product inventory at either low margin or cumulative discount of $730,000 for cash prepayment.

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1998

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998 (CONTINUED)

Cost of sales increased to 89.3% of sales for the quarter ended June 30, 1998 compared to 85.0% of sales in the same quarter for the prior year primarily as a result of the favorable liquidation of inventory that occurred in the year ago quarter from the closing of the the standard and export distribution businesses.

Gross profit performance for the current quarter was maintained at above single digit margins (10.7%), despite the sale of IBM Risc inventory at either low margin or cumulative discount of $730,000 for cash prepayment. This was due to release of inventory loss reserves of $732,000 that had been set aside for that specific purpose.

Selling, general and administrative expenses of $1,516,000 decreased by $7,123,000 for the quarter ended June 30, 1998 compared to the expenditure of $8,639,000 for the same quarter of the prior year, primarily as a result of the closing of the standard and export distribution businesses, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc. Additionally, the Company achieved net bad debt recoveries of $53,000 during the quarter, thereby reducing total expenditures.

Depreciation and amortization of $79,000 for the quarter ended June 30, 1998 decreased from $576,000 in the quarter ended June 30, 1997 primarily as a result of sale or disposal of assets related to the standard and export distribution businesses, the Company's Asian subsidiaries and the assets of CMS Enhancements, Inc.

Net interest expense of $303,000 in the quarter ended June 30, 1998 compares to $576,000 for the quarter ended June 30, 1997. The reduction is primarily as a result of repayment of $30 million in bank debt by the Company, from proceeds derived from the sale of 300,000 shares of the Company's Series H Cumulative Convertible Preferred Stock (the "Preferred Stock"), and the repayment of all other outstanding bank debt by Computer 2000 AG, the guarantor of such debt. Interest expense was high for the quarter compared to the previous two quarters of the current fiscal year due to the delay in liquidation of the IBM Risc inventory and the resultant delay in payment to IBMCC of the associated debt. The debt carried a penalty of 6-1/2% over the prime rate for payment beyond terms, a period that lasted from mid May to mid June.

No income tax expense was recorded against net operating profit at June 30, 1998 nor was an income tax benefit recorded on the net operating loss at June 30, 1997 as valuation allowances were provided, because it is not more likely than not, as defined in SFAS 109, that deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

The Company had net income of $62,000 for the quarter ended June 30, 1998 compared to a net loss of $4,666,000 for the quarter ended June 30, 1997. Revenue for the current quarter of $18,260,000 included the sale of approximately $5,000,000 of the IBM Risc product inventory at either low margin or cumulative discount of $730,000 for cash prepayment. The low margin and cash discount losses resulting from such sales were offset by release of inventory loss reserves of $732,000 that had been set aside for that specific purpose. Since the Company had non-recurring net interest expense of $303,000 and achieved bad debt recoveries of $53,000 during the quarter, operating profit without benefit of such recovery, or penalty from inventory liquidation, was $310,000.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1998

Sales for the nine months ended June 30, 1998 declined by 76% from $199,640,000 for the nine months ended June 30, 1997 to $47,371,000, reflecting the closing of the standard distribution business, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc.

Cost of sales decreased to 89.8% of sales for the nine months ended June 30, 1998 compared to 92.6% of sales in the same nine months for the prior year primarily as a result of the improved profit mix of the ASG business this year compared to the prior fiscal year which included the lower gross margin standard and export distribution businesses.

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1998

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1998 (CONTINUED)

Selling, general and administrative expenses of $4,082,000 decreased by $26,473,000 for the nine months ended June 30, 1998 compared to the expenditure of $30,555,000 for the same nine months of the prior year, primarily as a result of the closing of the standard and export distribution businesses, the sale of the Company's Asian subsidiaries and the sale of the assets of CMS Enhancements, Inc.

Depreciation and amortization of $241,000 for the nine months ended June 30, 1998 decreased from $2,216,000 in the nine months ended June 30, 1997 primarily as a result of sale or disposal of assets related to the standard and export distribution businesses, the Company's Asian subsidiaries and the assets of CMS Enhancements, Inc.

Net interest expense of $248,000 in the nine months ended June 30, 1998 compares to $3,054,000 for the nine months ended June 30, 1997. The reduction is primarily as a result of repayment of $30 million in bank debt by the Company, from proceeds derived from the sale of 300,000 shares of the Company's Series H Cumulative Convertible Preferred Stock (the "Preferred Stock"), and the repayment of all other outrstanding bank debt by Computer 2000 AG, the guarantor of such debt, and because most of the payments under the lending arrangement with IBM Credit Corporation were made before the end of the free financing period of 75 days.

No income tax expense was recorded against net operating profit at June 30, 1998 nor was an income tax benefit recorded on the net operating loss at June 30, 1997 as valuation allowances were provided, because it is not more likely than not, as defined in SFAS 109, that deferred tax benefits will be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.


VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's revenues and earnings may be subject to material volatility, particularly on a quarterly basis. In addition the decision to close the standard distribution and export businesses could involve unforseeable additional expenses and impede the prospects for ASG to obtain the additional sales needed to achieve operating profitablity.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $2,710,000 in cash and had borrowed $4,657,000 against its existing lines of credit. The Company generated $7,587,000 of cash from operating activities in the quarterly period ended June 30, 1998, primarily due to liquidation of excess inventories related to the 2nd tier IBM Risc business. The funds were utilized to partially retire the IBMCC borrowings. On July 20, 1998, the Company utilized a capital infusion from C-2000 and its own cash to pay in full the IBMCC debt.

On September 30, 1997, C-2000 paid the outstanding bank lines of credit which totalled $27.7 million and converted the loans to a non-interest bearing intercompany demand loan, and agreed to defer demand of payment through September 30, 1998. IBMCC received a $5 million guarantee from C-2000 in support of the Company's line of credit. C-2000 had also guaranteed certain amounts to two of the Company's suppliers.

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1998

LIQUIDITY AND CAPITAL RESOURCES  (CONTINUED)

The Company also maintained an $8.5 million line of credit with IBMCC which was secured by substantially all of the Company's assets. The line of credit was scheduled to be reduced to $6.5 million on July 1, 1998, to $5 million on August 1, 1998 and to expire on September 30, 1998. Borrowings under the IBMCC line of credit at June 30, 1998 totalled $4.7 million. The Company replaced its line of credit from IBMCC with a three year $10,000,000 revolving credit facility from Fleet Financial on July 20, 1998.

On July 20, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and Jon Jensen (CFO), completed an agreement to acquire the 36,349,878 shares of AmeriQuest common stock owned by Computer 2000. As part of the transaction, Computer 2000 has agreed to contribute to the capital of AmeriQuest $27.7 million in intercompany debt obligations and an additional $3 million in cash. In taking over majority control of AmeriQuest from Computer 2000, AmeriQuest's management has obtained the release of Computer 2000 and its affiliates from all guarantees of AmeriQuest obligations.

Management believes that the capital infusion from C-2000 on July 20, 1998 and the availability of credit from Fleet Financial Corporation will be adequate for the Company to meet its financial obligations on a timely basis during fiscal 1998 and 1999.


VENDOR RELATIONS

The marketing and selling efforts of AmeriQuest concentrate on a limited number of key manufacturers including Acer, American Power, Digi-board, Hewlett Packard, IBM, Multitech, Okidata, Unisys, and Wyse. With this strategy the company is able to maintain a superior level of solution or application expertise on products from these manufacturers. Additionally, the Company sources products from other vendors to complete solutions.

AmeriQuest, during the past year, has maintained both reseller and distribution agreements with IBM for mid-range systems. IBM requires distributors of its mid-range computer systems to meet certain minimum purchase requirements and to make specific levels of resource commitment. Since it is not in Ameriquest's best interests to continue to meet these requirements, the Company will withdraw from IBM's mid range distribution program by August 31, 1998. However, the Company will continue to distribute IBM's networking products and resell, rather than distribute, IBM's mid-range systems.

AmeriQuest's initial contract with Hewlett Packard has been extended past its expiration of March 1,1998. During the past year the Company has started to sell the HP Netserver and Vectra product lines, but sales of these products have been slow and have not increased as rapidly as desired. HP has recently informed the Company that it will remain a partner but will be required to purchase products from one of HP's larger fulfillment distributors after August 1998. Accordingly, the Company has made the necessary arrangements to acquire HP products. This arrangement affords greater product availability as well as a broader range of products. In the short term, this agreement may impact product pricing and marketing funding. However, the Company believes that there is a strong possibility that product margins can be maintained or increased as a result of better product availability, buying power, and purchasing arrangements.

The comments above contain forward-looking statements that involve a number of risks and uncertainties. Among other factors that could cause actual operating results to differ materially are general economic and business conditions, the rate of growth in the computer industry, competitive factors and pricing pressures, changes in product mix, inventory risks due to shifts in market demand, and changes in agreements with manufacturers and master distributors regarding the terms of product sales to the Company.

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1998

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)   Reports on Form 8-K

          Report dated July 2, 1998

          Report dated July 16, 1998


     (b) The following exhibits are filed with this report.

          10.1    Loan and Security Agreement with Fleet Financial

          27      Financial Data Schedule



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AmeriQuest Technologies, Inc.


August 6, 1998
                                  /s/  ALEXANDER C. KRAMER


                                         Alexander C. Kramer
                                         Chief Executive Officer


August 6, 1998
                                  /s/ JON D. JENSEN


                                         Jon D. Jensen
                                         Chief Operating Officer,
                                         Chief Financial Officer and Secretary