Form 10-K
period 1998-09-30
AMERIQUEST TECHNOLOGIES INC
filed 1998-12-29
CIK 764864

                               [AMERIQUEST LOGO]

                                 Annual Report
                                      1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ------------ TO ------------

                          COMMISSION FILE NO. 1-10397
                            ------------------------

                         AMERIQUEST TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0244136
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)
              2465 MARYLAND ROAD                                   19090
          WILLOW GROVE, PENNSYLVANIA                             (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (215) 658-8900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                              TITLE OF EACH CLASS

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 18, 1998 is approximately $2,500,000. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock of the Registrant.

     There were 66,881,906 shares of the Registrant's Common Stock outstanding as of December 18, 1998.

     The following document is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Annual Report on Form 10-K: the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FOREWORD

     THE INFORMATION SET FORTH IN THIS ANNUAL REPORT IS BASED PRIMARILY ON HISTORICAL INFORMATION. THIS ANNUAL REPORT ALSO CONTAINS SOME FORWARD-LOOKING STATEMENTS RELATING TO FUTURE GROWTH PLANS AND OTHER MATTERS. TO THE EXTENT THAT THIS ANNUAL REPORT INCLUDES FORWARD-LOOKING STATEMENTS, SUCH STATEMENTS INVOLVE UNCERTAINTY AND RISK, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS. A LIST OF THOSE FACTORS WHICH MANAGEMENT BELIEVES COULD ADVERSELY AFFECT THE ACTUAL RESULTS IS SET FORTH IN A
SECTION IMMEDIATELY FOLLOWING THE DESCRIPTION OF AMERIQUEST'S BUSINESS IN ITEM 1 UNDER THE CAPTION "SPECIAL FACTORS TO BE CONSIDERED."

ITEM 1.  BUSINESS.

THE COMPANY

     AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest" or the "Company"), is a valued-added wholesale distributor of mid-range, Unix and NT server systems, networking systems, storage sub-systems, printers and related products to value-added resellers ("VARs") and systems integrators. Mid-range computers and servers range in price from $5,000 to $800,000. AmeriQuest markets, sells and supports a variety of products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the customer. AmeriQuest's strategy is to emphasize the sale of complete solutions for its customers and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing and technical support services. AmeriQuest also provides a variety of programs and seminars designed to enhance its customers' technical capabilities.

     AmeriQuest currently markets more than 13,000 products to VARs and systems integrators throughout the United States. AmeriQuest focuses its marketing efforts on the products of a limited number of key vendors in order to become one of the leading distributors for each of its principal vendors. This enables AmeriQuest to develop product-specific technical expertise that enhances its value-added support services. AmeriQuest attempts to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

     AmeriQuest historically conducted its business through its subsidiaries. However, on July 31, 1996, all of its first-tier subsidiaries were merged into AmeriQuest, except for AmeriQuest/Kenfil Inc., a distributor of entertainment software ("Kenfil"), and AAG, Inc. (formerly "CMS Enhancements, Inc."). AAG, Inc sold its business on June 19, 1997 and Kenfil sold its last operating businesses in Asia early in the first quarter of fiscal 1998. Accordingly, the description of AmeriQuest's business set forth below does not address the historical business of its subsidiaries individually. During fiscal year 1996 and early 1997 AmeriQuest's sales operations were divided into five divisions, each located in a different geographical section of the country, and three international regions. By October, 1996, AmeriQuest had reorganized its domestic standard distribution operations in Hollywood, Florida into specialized business units based on the type of product assigned to each unit and one general sales unit. In addition, the Advanced Systems Group was to be operated from Horsham, Pennsylvania; and CMS Enhancements, Inc. operated from Costa Mesa, California. AmeriQuest had exported from Miami, Florida to South American markets; and foreign operations operated from Hong Kong and Malaysia with respect to Asian markets. In April of 1997, AmeriQuest decided to focus its resources on building the Advanced Systems Group ("ASG") in Pennsylvania and to close or sell all of the other divisions. This reorganization was materially completed in November, 1997.

     Following the reorganization, the Company has become a more focused technical distributor of computer products providing value added solutions and services rather than a fulfillment distributor that relies on broad product lines and high volumes of commodity products.

     The Company maintains its principal executive offices at 2465 Maryland Road, Willow Grove, Pennsylvania 19090, and its telephone number is (215) 658-8900.

  CONTROL OF AMERIQUEST -- ACQUISITION OF COMPUTER 2000 AG MAJORITY STOCK HOLDINGS BY SENIOR MANAGEMENT

     In August, 1995, Computer 2000, Inc., a wholly-owned subsidiary of Computer 2000 AG (collectively referred to herein as "Computer 2000") acquired 36,349,878 shares of AmeriQuest's Common Stock representing approximately 54% of the issued and outstanding shares of AmeriQuest Common Stock. On May 6, 1997 AmeriQuest issued 300,000 shares of its Series H Cumulative Convertible Preferred Stock (convertible into approximately 42 million shares, or 63% of the total outstanding shares of AmeriQuest Common Stock prior to conversion) to Computer 2000 Inc. in consideration of the payment by Computer 2000 Inc. of $30,000,000 cash. In addition, COMPUTER 2000 held warrants and an option to purchase from AmeriQuest 9,392,515 shares of AmeriQuest Common Stock or approximately 15% of the total issued and outstanding shares of AmeriQuest Common Stock. On a fully-diluted basis, all such securities, if converted and exercised, would have constituted approximately 73% of the outstanding shares of AmeriQuest Common Stock.

     On July 20, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and Jon Jensen (CFO and COO), acquired the 36,349,878 shares of AmeriQuest Common Stock owned by Computer 2000. The transaction was approved by the outside directors and by the full Board of Directors of AmeriQuest.

     In taking over majority control of AmeriQuest from Computer 2000, AmeriQuest's management arranged for a new $10 million asset-backed bank credit line for AmeriQuest, in part to release Computer 2000 from its guarantee of IBM Credit Corporation (IBMCC). Management also obtained the release of Computer 2000 and its affiliates from all other guarantees of AmeriQuest obligations, and agreed to pay certain transaction costs totaling approximately $220,000. As part of the transaction, Computer 2000 contributed to the capital of AmeriQuest approximately $28 million in intercompany debt obligations and an additional $3 million in cash. Computer 2000 further agreed to the redemption by AmeriQuest of all of the outstanding AmeriQuest preferred stock, convertible into approximately 42 million common shares, and to the cancellation of all outstanding dividends, interest and AmeriQuest options and warrants held by Computer 2000. As a result of the transaction, the number of outstanding shares of AmeriQuest, on a fully diluted basis, was reduced from approximately 118 million to approximately 67 million. The Board of Directors of the Company agreed to reserve 6.7 million shares of common stock for future issuance to AmeriQuest employees as incentive compensation pursuant to terms to be approved by outside directors of the board.

STRATEGY

     The Company's current business focus is to continue second tier distribution in areas which minimize direct competition with the Company's largest competitors and to concentrate on selling higher-margin mid-range computer and client server systems, networking products and storage systems along with complementary and related individual computer components, and maintenance and leasing services. In addition, AmeriQuest provides value-added services such as engineering design and system configuration, installation capability and technical support to its VAR and system integrator customer base, which improves its margins as compared to the margins of those distributors who provide for sale of equipment only. AmeriQuest has negotiated agreements with several vendors that allow the Company to serve as the "silent partner" of the Company's resellers by being able to sell products directly to the reseller's end users when the reseller desires AmeriQuest to do so.

     Although management believes that this strategy, when coupled with planned increases in revenue, will return AmeriQuest to profitability, there are numerous risks and uncertainties, including those described elsewhere in this Annual Report, and no assurance can be given that the Company's strategy will succeed or that the Company will become operationally profitable. Management will periodically review the need to further reduce costs should sales for any reason not materialize in amounts sufficient to cover the existing cost structure.

PRODUCTS

     AmeriQuest seeks to sell products from nationally-recognized vendors that provide all the components most VARs require to fully configure their computer solutions. The following is a description of the major categories of products currently sold by AmeriQuest and the principal current vendors of those products:

          CLIENT SERVER AND PERSONAL COMPUTERS -- AmeriQuest distributes laptop, desktop and mini-tower personal computers and mid-range computer servers manufactured by Acer, Hewlett Packard, IBM and Unisys, together with software from IBM, including AIX and Lotus Notes, and connectivity products from IBM, including routers, bridges and switches.

          COMMUNICATIONS AND NETWORKS -- AmeriQuest distributes local and wide area network ("LAN/ WAN") software and specialized hardware products manufactured by IBM, D-Link, Novell, and Multi-Tech Systems. In addition, the Company distributes modems and other communication products manufactured by Digi International.

          NETWORK STORAGE -- AmeriQuest distributes a broad line of channel and network attached storage products from IBM, SMS and Unisys.

          PERIPHERALS AND SUPPLIES -- AmeriQuest distributes a broad line of laser, ink-jet and dot matrix printers, monitors, terminals, stand-by power supplies, accessories and supplies manufactured by numerous companies including Okidata, Lexmark, Citizen, Genicom, Wyse, Acer, IBM, American Power, Imation(3M), Hansol and Hewlett Packard.

          SOFTWARE -- AmeriQuest sells a variety of operating systems and LAN software products generally as part of its client server systems sales. AmeriQuest has also commenced the sale of certain applications software for Unix and mid-range systems. Among the manufacturers of these software products are IBM, SCO and Novell.

          SERVICES -- AmeriQuest arranges for leasing and maintenance options for all products to customers, at additional cost. AmeriQuest also provides Engineering services to those customers who do not have the capability or capacity to either design, configure or install system solutions with their own resources. Increasing focus is being placed on this segment of the business through the Company's "silent partner" program.

VENDOR RELATIONS

     To maintain strong relationships with its principal vendors, AmeriQuest focuses on marketing the products of a limited number of key vendors. AmeriQuest selects its product lines to offer a total solution while minimizing competition among vendors' products, but maintains overlap to provide protection against product shortages or discontinuations. Accordingly, historical revenues from sale of products of the five leading vendors, Acer, Hewlett Packard, IBM, Okidata and Unisys, represent approximately 7.3%, 6.5%, 39.8%, 14.3% and 9.4%, respectively, of the Company's revenue for the fiscal year ended September 30, 1998 (Hewlett Packard is 11.3% when including purchases from alternate sourcing). The Company is focused on increasing its share of business represented by each of Acer, Hewlett Packard, IBM, Okidata and Unisys and has made increases in its sales force to achieve such objective.

     AmeriQuest expanded its relationship with Unisys by negotiating a corporate account reseller ("CAR") agreement which allows AmeriQuest to sell Unisys products, that are not available to AmeriQuest's resellers, directly to end users.

     During 1998, AmeriQuest voluntarily scaled back its relationship with IBM, although, as further discussed below, the Company retained the right to distribute IBM's networking products and to sell IBM mid-range products, including RS6000 and mass storage. AmeriQuest discontinued its second tier relationship with IBM to distribute the RS6000 mid-range unix based computers on June 30, 1998. As AmeriQuest had to obtain permission from IBM to authorize IBM resellers ("IRAs") and to deal with contractual limitations in selling to existing IRAs who may be dissatisfied with the service of a competitive distributor, AmeriQuest's ability to expand its IBM revenue base was constrained. IRAs are contractually precluded from purchasing

IBM product except from their designated distributor, which limited the ability of AmeriQuest to market its products to IRAs currently "assigned" to other distributors. Also IBM does not authorize a new reseller to market IBM product unless such reseller can meet minimum yearly revenue and certification requirements. Accordingly, management determined that IBM's current policy of defining and controlling their mid-range reseller channel, combined with AmeriQuest's overhead cost required by IBM to maintain the IBM relationship, was prohibitively expensive and unprofitable. Such limitations to the authorization of resellers and the imposition of sales performance requirements do not exist with respect to the Company's relationship with Acer, Hewlett Packard, Okidata and Unisys products, nor with IBM's networking products.

     AmeriQuest, like most hardware distributors, sells products throughout the United States on behalf of its vendors on a nonexclusive basis without geographic restriction. AmeriQuest has distribution agreements with most of its vendors and believes they are in the form customarily used by each vendor and generally contain provisions which allow termination by either party upon short notice. Most of AmeriQuest's major distribution agreements provide price protection by giving AmeriQuest a credit, subject to specified limitations, in the amount of any price reductions by the vendor between the time of the initial sale to AmeriQuest and the subsequent notice of price change to AmeriQuest. Most of the major distribution agreements also give AmeriQuest qualified return privileges on slow-moving inventory. AmeriQuest's distribution agreements do not restrict AmeriQuest from selling similar products manufactured by competitors. Any minimum purchase provisions in AmeriQuest's distribution agreements are at levels that AmeriQuest believes do not impose significant risk that AmeriQuest will not be able to achieve such minimum purchase requirements.

     AmeriQuest has pursued a strategy since the beginning of the second half of fiscal 1998 to reduce inventory of non-core vendors and to satisfy its customer's needs for non-core, supplemental or complementary products by concentrating its procurement efforts with one of the large, national fulfillment distributors.

     From time-to-time, the demand for certain products sold by AmeriQuest exceeds the supply available from the vendor. AmeriQuest believes that its ability to compete has not been adversely affected to a material extent by these periodic shortages, although sales may be adversely affected for an interim period. In order to limit the impact of such shortages, AmeriQuest generally attempts to include comparable products from more than one vendor in its product line and to have arrangements with one or more of the large national fulfillment distributors to purchase products in short supply.

SALES AND MARKETING

     The Company sells to more than 3,500 computer resellers. The Company's customers include VARs, corporate resellers, systems integrators, and consultants. AmeriQuest estimates that a majority of its sales are to VARs and systems integrators. The Company's smaller customers often do not have the resources to establish a large number of direct purchasing relationships or to stock significant product inventories. Consequently, they tend to purchase a high percentage of their products from distributors. Larger resellers often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. As earlier mentioned, AmeriQuest has chosen to satisfy its customer's needs for supplemental or complementary products by concentrating the Company's procurement efforts with one of the large, national fulfillment distributors. No customer has accounted for more than ten percent of AmeriQuest's net sales during the 1998, 1997 or 1996 fiscal years. Sales by AmeriQuest are not seasonal to any material extent.

     During fiscal year 1998 AmeriQuest's sales operations were divided into three domestic regions -- Northeast, Southeast and Western -- each covering a geographical section of the country. It has only been since the change in control in mid-July, that management of the Company has been able to fill vacancies in the sales staff. During the cost and overhead reduction period that lasted from April, 1997 to June of 1998, the sales force had declined to 12 people. The staff has been increased to 21 currently. Training and selection of the staff is oriented toward the market, service and product focus earlier described.

     Compensation for sales personnel is largely based on the gross profits generated from sales. All of AmeriQuest's sales personnel receive technical training and are responsible for opening new accounts and

\serving established accounts. AmeriQuest places some emphasis on telemarketing, however, most of the Company's sales personnel operate in the field.

OPERATIONS AND CUSTOMER SERVICES

     Through the Company's wholesale distribution business, customers are offered a single source of supply, prompt delivery, financing programs, engineering services, customer leasing and maintenance and customer support.

     CUSTOMER ORDER ENTRY. Customer orders are generally made by a toll-free telephone call with a sales representative in AmeriQuest's sales offices, and the order is entered into AmeriQuest's computer system. The sales representative has access to available information on inventory and customer credit status and, upon reviewing this data, can enter the order immediately. Shipment is usually made the same day, except on orders that require assembly and testing or purchase from a vendor. Customers may also pick up their orders at the designated warehouse. All orders are handled on a prepayment, C.O.D. or credit basis depending on the customer's creditworthiness and previous payment history. In addition, AmeriQuest assists some resellers in obtaining equipment financing through third-party floor planning programs from Deutsche Financial Services, IBM Credit Corporation, AT&T Capital, Leasetech (Unisys), the FINOVA Group, Inc. and Transamerica Inventory Finance. Because of AmeriQuest's prompt delivery times, it does not generally maintain a substantial order backlog.

     PROMPT DELIVERY. In most geographic areas serviced by the Company, orders received by 6:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. AmeriQuest typically delivers products from its Willow Grove, Pennsylvania warehouse via United Parcel Service and other common carriers, with customers in key commercial regions of the United States receiving orders within one to two working days of shipment. AmeriQuest also will provide overnight air handling if requested and paid for by the customer. These services allow computer resellers to minimize inventory investment yet provide responsive service to their customers. For larger customers in the United States, AmeriQuest is able to provide a fulfillment service so that orders are shipped directly to the computer resellers' customer, thereby reducing the need for computer resellers to maintain inventories of certain products.

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

     AmeriQuest offers its resellers warranty return rights that reflect those that are offered by each manufacturer's individual warranty program. This pass-through of manufacturers' warranties is one of the value-added services that AmeriQuest provides to its customer base.

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

COMPETITION

     Competition in the technical, as opposed to fulfillment only, distribution of mid-range computer systems is limited, but intense. Principal national distributors in the technical distribution of mid-range, Unix and

NT server systems, networking systems, storage sub-systems, printers and related products with which the Company competes include Western Micro, Jones Business Systems, and Westcon. Many of the technical distributors have greater financial resources than the Company. Additionally it is reasonable to expect that the large broad-line fulfillment distributors such as Ingram Micro Inc., Merisel, Inc. and Tech Data Corporation, who have substantially greater financial resources than AmeriQuest, may enter the market in pursuit of the substantially greater gross profit margins of technical distribution.

     Competition is primarily based upon availability of product, price, technical support and other support services. AmeriQuest believes that it is generally competitive with respect to each of these factors and that its principal, competitive advantages are its personal sales relationships, technical strength and other support services, and speed and accuracy of delivery.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software programs are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries, or be otherwise modified, to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness. To date, AmeriQuest has made a preliminary assessment of the Year 2000 readiness of mission critical third party software and hardware used by the Company. The Company has taken steps to upgrade such software and hardware used by the Company known to it not to be Year 2000 compliant or where the manufacturer of such software or hardware has provided upgrades to the Company. In addition, AmeriQuest has performed a Year 2000 simulation on all such software and hardware. The Company has similarly tested all mission critical software and hardware with respect to leap year calculations. The Company believes that, based on upgrades performed to date and/or upgrades provided by the manufacturer, all mission critical software and hardware used by the Company is either Year 2000 compliant or the Company has taken steps to upgrade or replace such systems so that they are Year 2000 compliant. Such upgrades or replacements are expected to be completed by the second quarter of fiscal 1999.

     Costs. To date, AmeriQuest has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. Although the Company does not anticipate that any such expenses incurred in the future will be material, such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risks. Except where plans have been made to upgrade or replace software and hardware that is not Year 2000 compliant, AmeriQuest is not currently aware of any Year 2000 compliance problems relating to third party software, hardware and services used by the Company that would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will not discover Year 2000 compliance problems in third party software, hardware and services used by the Company which will need to be addressed or replaced, any of which could be time consuming and expensive. The failure of the Company to identify, address and/or replace any such third party software, hardware or services used by the Company on a timely basis, if at all, that are not Year 2000 compliant could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has not ascertained the Year 2000 compliance of hardware or software which may have been sold by the Company in the past. AmeriQuest is also not currently aware of any specific Year 2000 compliance problems relating to third party software and hardware currently sold by the Company to its customers which is supplied to the Company by its vendors. The Year 2000 compliance of software and hardware supplied to the Company by its vendors is outside the Company's control. The Company makes available to its customers the warranties offered by manufacturers whose products it sells. While the Company believes that ultimate responsibility for claims arising from the Year 2000 compliance of the software and hardware it sells should be borne the products' manufacturer, there can be no assurance that the Company will have no liability for any such claims and any related liability could have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, there can be no assurance that other third parties outside the Company's control, including, without limitation, governmental agencies, financial institutions, public utilities, other service providers with which the Company does business and others, will be Year 2000 compliant. The failure of any such entity to be Year 2000 compliant could result in systematic failures beyond the control of the Company which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Contingency Plans. To date, the Company has not established a formal contingency plan for dealing with a failure by the Company, any of its vendors or others to achieve Year 2000 compliance. However, the Company recognizes the need to develop contingency plans and expects to have these plans in place, where applicable, by the end of fiscal 1999.

EMPLOYEES

     As of September 30, 1998, AmeriQuest had 63 full-time employees in sales (increased to 69 currently), including 17 persons employed in sales (21 currently), 10 persons employed in sales support (12 currently) and 6 persons employed in marketing functions. None of AmeriQuest's employees are covered by a collective bargaining agreement. AmeriQuest considers its relations with its employees to be very good.

                        SPECIAL FACTORS TO BE CONSIDERED

     In addition to the other information in this Annual Report on Form 10K, the following factors should be carefully considered:

CONTINUED OPERATING LOSSES

     While the Company has had net income of $747,000 during the fiscal year ended September 30, 1998, such income included a reversal of prior year restructuring accruals of $1,376,000. Additionally, the Company recorded a significant benefit due to the reversal of other previously established reserves. The Company has experienced significant losses during previous fiscal years. The fiscal 1995 net loss of $67.6 million included the write-off of approximately $23.8 million of intangible assets and the liquidation of inventory associated with the termination of the Company's entertainment software business. In addition, the fiscal 1995 loss included costs associated with the integration of the significant acquisitions which took place during that fiscal year. The Company recorded a net loss of $33.6 million during fiscal 1996 (including lease termination and moving costs of $6.4 million). During the year ended September 30, 1997, the Company had operating losses of $41.3 million which included restructuring, asset impairment and relocation costs of $26.4 million associated with the close down of the unprofitable distribution businesses.

     Although the Company has significantly reduced its operating losses as a result of the restructuring, in the event that operating losses were to continue at significant levels, it is likely that the Company would need to raise additional capital to cover those losses. There is no assurance that additional capital is available, or if available, can be secured on terms favorable to the Company.

MARKET CONSIDERATIONS

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

NEED TO INCREASE SALES VOLUME

     As a distributor, the Company operates on small gross margins. Further, the Company incurs operating expenses to maintain a sufficient level of inventory, facilities, sales staff and support personnel necessary to support sales of products. Although the Company continues to explore possible cost reduction measures, it believes that further significant reductions in its operating expenses will be difficult to achieve without also reducing the sales volumes currently being generated from operations. As a result of these and other factors, the Company must achieve substantially greater sales volumes at satisfactory margins to achieve sustained operating profitability. The recent estimate by management, reported in the Form 10-Q for the period ended June 30, 1998, that a 25% increase in sales would be required in order for AmeriQuest to achieve a break-even level of operations as a result of the voluntary partial loss of a significant vendor, IBM, remains reliable. As earlier mentioned, it has only been since the change in control in mid-July, with the resultant appearance of viability and cessation of ownership uncertainty, that management of the Company has been able to competently fill vacancies in the sales staff. During the cost and overhead reduction period that lasted from April, 1997 to June of 1998, the sales force had declined to 12 people. The staff has been increased to 21 currently with internal plans to bring the level to 25.

     While the Company's management is attempting to increase sales and its share of business represented by such vendors as Acer, Hewlett Packard and Unisys, there can be no assurance that sales will increase or that any increases will be of sufficient magnitude or will occur soon enough to permit the Company to achieve profitability without additional business or financial restructuring.

NEED TO MAINTAIN VENDOR BASE

     The Company principally distributes computer products manufactured by Acer, Hewlett Packard, IBM, Okidata and Unisys. Accordingly, the Company's relationships with these and its other existing vendors are critical to its ability to purchase on a favorable basis the products that it resells. In addition, from time-to-time the Company may need to initiate relationships with additional vendors without jeopardizing the Company's existing vendor relationships. The Company is also dependent upon its vendors' willingness or ability to make timely shipment of the products ordered by the Company. The failure of vendors to make shipments on a timely basis could cause a material disruption of the Company's sales. In the past, the Company has at times experienced delays in its ability to fill customer orders, due to the inability of certain suppliers to meet their volume and schedule requirements and/or due to the Company's shortages of cash resources. Delays in shipments from suppliers can cause fluctuations in the Company's short-term results and contribute to order cancellations. Additionally, AmeriQuest must meet certain purchase requirements imposed by IBM to maintain its distributor status of IBM's networking products. IBM has indicated that they would terminate the right of AmeriQuest to distribute networking products if AmeriQuest did not meet the purchase levels of calendar 1998 or any future calendar years. No assurance can be given that AmeriQuest will be able to achieve purchases at levels required by IBM.

RAPID CHANGES IN TECHNOLOGY AND MARKETS

     The computer industry in general, and the specific markets in which the Company competes, are characterized by rapidly changing technology, often resulting in short product life cycles, rapid price declines, inventory imbalances when compared with market demands, and significant shifts in market dynamics. The Company believes its success is highly dependent upon its ability to react to technological changes and shifts in market demand by continuing to provide cost-competitive products that respond to current market needs. As a value-added wholesale distributor, the Company is particularly vulnerable to changes caused by technological innovation. The introduction of new products and the phase out of old products requires the Company to carefully manage its inventory to minimize inventory obsolescence. The Company has experienced significant losses due to inventory obsolescence in the past and losses due to selling products acquired as vendor surpluses. The Company believes it has instituted the necessary inventory and purchasing safeguards to prevent these difficulties in the future. Should the Company fail to provide new products on a timely basis that respond to industry demands, the Company's operating results would be adversely affected.

COMPETITION

     The Company competes in an industry characterized by intense competition. Principal national distributors in the technical distribution of mid-range, Unix and NT server systems, networking systems, storage sub-systems, printers and related products with which the Company competes include Western Micro, Jones Business Systems, and Westcon, who have greater financial and technical resources than the Company.. Additionally it is reasonable to expect that the large broad-line distributors such as Ingram Micro Inc., Merisel, Inc. and Tech Data Corporation, who have substantially greater financial resources than AmeriQuest, may enter the market in pursuit of the substantially greater gross profit margins of technical distribution. Competition in the computer products distribution industry is based primarily on price, product availability, and technical support services provided, and to a lesser extent on speed of delivery, convenience and the level of marketing. As technological changes occur, the Company's products have had shorter and shorter product life cycles, and new competing products are introduced by other vendors and resellers. Moreover, the manner in which computer products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. These factors, among others, will likely cause continued competitive pressures on the Company in the future.

MANAGEMENT FOCUS ON COMPLETION OF RESTRUCTURING AND CHANGE IN CONTROL

     Because of the restructuring during Fiscal 1997 and 1998 and the managerial disruption caused by the Computer 2000 merger with Tech Data and the related and resultant change in control of AmeriQuest, the Company has been unable until the end of July, 1998 to focus its management attention and marketing expenditures to increase its market share and return the Company to focus on recapturing and sustaining the growth apparent in the market niche the Company has chosen. If the Company's sales for any reason in the near future do not materialize in amounts sufficient to cover the existing cost structure, management may again have to be diverted to considering restructuring alternatives.

DEPENDENCE UPON KEY PERSONNEL

     The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, product development and operational personnel and the Company's ability to retain and continue to attract highly skilled personnel. Competition for employees in the computer industry is intense, and there can be no assurance that the Company will be able to attract and retain qualified employees. The Company has previously made a number of management changes, and has had substantial layoffs and other employee departures. If the Company continues to experience financial difficulties, it may become increasingly difficult for it to hire new employees and retain current employees. The Company does not carry any key person life insurance with respect to any of its personnel.

FORWARD-LOOKING INFORMATION

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources, the Company's ability to manage expense levels, the Company's ability to retain key vendors, the continued financial strength of the Company's customers, and the Company's ability to accurately anticipate customer demand and manage inventories.

     This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Annual Report on Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a value-added wholesale distributor; competitive conditions within the computer industry may change adversely; demand for the products distributed by the Company may weaken; the Company may be unable to retain existing key vendors and existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important presumptions affecting the forward-looking statements made herein include, but are not limited to, (i) timely identifying and delivering new products as well as enhancing existing products and services, (ii) completing current plans, and (iii) accurately forecasting cash needs. Assumptions relating to budgeting, marketing, advertising, product mix and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, cash expenditures or other budgets, which may in turn affect the Company's financial position and results of operations.

ITEM 2.  PROPERTIES.

     AmeriQuest's principal offices are located in leased facilities in Willow Grove, Pennsylvania, which consists of approximately 17,500 square feet of office space and 25,000 square feet of warehouse space on a single level.

     The following table sets forth information regarding the principal and regional offices of AmeriQuest:

                                       SQUARE FEET    LEASE EXPIRATION    YEAR OPENED
                                       -----------    ----------------    -----------
LOCATION
Willow Grove, PA.....................    42,500            8/31/03           1998
Atlanta, GA..........................     6,000            9/30/00           1997
Maple Shade, NJ......................     1,400            8/31/00           1997
St. Louis,. MO.......................     1,400           11/30/00           1997
SUBLEASED
Anaheim, CA..........................    62,298            2/29/00           1995
Alpharetta, GA(1)....................     1,924            9/30/99           1994

---------------
(1) Sub-lessee is in default. Proceedings are being undertaken to evict the current sub-lessee in preparation for release of the property to another sub-tenant, which is yet to be located.

ITEM 3.  LEGAL PROCEEDINGS.

     AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. AmeriQuest management believes that none of such current proceedings individually, or in the aggregate, will have a material adverse effect on AmeriQuest's financial position and results of operations.

     Kenfil Inc. vs. RLI Insurance Company, Superior Court of the State of California, County of Los Angeles, No. BC 108564 filed July 12, 1994, which involved litigation instituted by Kenfil Inc. to recover additional monies for the damage it incurred in the Northridge earthquake of January 17, 1994 was settled on October 16, 1998 through payment of $150,000 by the Company. The defendant had cross-claimed on August 12, 1994 for return of the $840,000 it had paid on claims submitted by Kenfil Inc., based on affidavits from former Kenfil employees alleging that they had been instructed following the earthquake to intentionally destroy additional inventory. Messrs. Irwin Bransky and Nelson Landman, former officers of Kenfil Inc. at the time of the earthquake, have pleaded guilty to mail fraud relating to the mailing of documents asserting the destruction of inventory from the earthquake where such destruction actually occurred in large part following the earthquake. However, their actions were not attributed to Kenfil Inc. during the course of the criminal proceedings. Kenfil Inc. has a continuing claim against the Messrs. Bransky and Landman for the damages to Kenfil Inc. by their unauthorized and unratified criminal conduct. No assurance can be given as to the final outcome of this legal matter.

     Leading Edge Products, Inc. vs. AmeriQuest Technologies, Inc., which involved suit against AmeriQuest/ NCD Inc., one of the Company's predecessors in interest, wherein Leading Edge was asserting breach of contract and unjust enrichment, was settled on September 16, 1998 through payment of $770,000 by the Company. In its complaint Leading Edge alleged a $1,055,438 debt and sought double or triple damages, interest, attorney's fees, and costs. The Company obtained a full and final release as part of the settlement of this litigation on September 16, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the market prices for the shares of Common Stock of AmeriQuest. The prices reflect the high and low closing prices quoted on the New York Stock Exchange for each calendar quarter since December 31, 1994 through March 9, 1998, when the Company was de-listed. The prices reflect the high and low closing prices quoted on the NASDQ Exchange's OTC Bulletin Board for each calendar quarter since March 10, 1998.

                                   AMERIQUEST

                                                         HIGH    LOW
                                                         ----    ----
1995
First Quarter..........................................  3 1/4   2 1/2
Second Quarter.........................................  3 1/4   1 3/4
Third Quarter..........................................  2 1/2   1 1/8
Fourth Quarter.........................................  1 3/8   5/8
1996
First Quarter..........................................  1 1/4   3/4
Second Quarter.........................................  1 1/2   3/4
Third Quarter..........................................  15/16   1/2
Fourth Quarter.........................................  1 7/8   7/16
1997
First Quarter..........................................  1 3/8   5/8
Second Quarter.........................................  3/4     3/8
Third Quarter..........................................  9/32    3/16
Fourth Quarter.........................................  5/16    7/32
1998
First Quarter..........................................  13/64   3/64
Second Quarter.........................................  19/64   5/64
Third Quarter..........................................  15/64   5/64
Fourth Quarter.........................................  1/8     4/64

     On December 18, 1998, the stock of AmeriQuest closed at 5/64 (or approximately $0.078) per share. As of that date AmeriQuest had approximately 1,000 shareholders of record.

     The Company did not declare dividends on its Common Stock in 1998 and does not intend to declare dividends on its Common Stock in the foreseeable future.

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

                                                                                                        YEARS ENDED
                              YEAR ENDED       YEAR ENDED       YEAR ENDED      QUARTER ENDED            JUNE 30,
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    -------------------------
                                 1998             1997             1996             1995            1995           1994
                             -------------    -------------    -------------    -------------    -----------    ----------
Net sales..................   $    60,466      $   218,877      $   424,708      $   100,723     $   416,571    $   87,593
Net income (loss)..........           747(1)       (41,311)(2)      (33,609)(2)       (7,041)(2)     (67,566)       (7,971)
Net Income (loss) per
  share....................         (0.01)(4)        (0.63)(4)        (0.76)           (0.30)          (3.76)        (1.33)
Total assets...............        12,955           26,079          116,372          115,531         128,008        65,145
Long-term obligations......             0                0            3,122            6,686          24,515(3)      3,442
Stockholders' equity
  (deficit)................         9,018          (23,392)         (11,206)          17,565         (25,709)       12,875
Weighted average shares
  outstanding..............    66,881,906       66,881,906       44,208,983       23,786,127      17,993,440     5,973,511

---------------
(1) While the Company had net income of $747,000, such income included a reversal of prior year restructuring accruals of $1,376,000. Additionally, the Company recorded a significant benefit due to the reversal of other previously established reserves (See Notes 3, 5 and 9 to Notes to Consolidated Financial Statements).

(2) The losses in 1997 were due principally to restructuring, asset impairment and relocation costs of $26.4 million associated with the close down of the unprofitable distribution businesses. The losses in 1996 included lease termination costs and moving costs of $6.4 million. The losses in 1995 were due principally to abandonment of U.S. software operations and the cost of integrating prior acquisitions and the write-down of assets. Losses in 1994 related principally to corporate restructuring.

(3) For the year ended June 30, 1995. Includes the $18 million advance from Computer 2000 related to its equity investment (see Note 11 to the Consolidated Financial Statements) and $5.8 million associated with the issuance of 6.8 million shares of the Company's common stock required to complete the Robec merger.

(4) Net income (loss) per share includes a deduction for dividends on Preferred Stock to arrive at net income (loss) available to Common Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

SIGNIFICANT EVENTS

     On July 20, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and Jon Jensen (CFO and COO), acquired the 36,349,878 shares of AmeriQuest common stock owned by Computer 2000. In taking over majority control of AmeriQuest from Computer 2000, AmeriQuest's management arranged for a new $10 million asset-backed bank credit line for AmeriQuest, in part to release Computer 2000 from its guarantee of IBMCC, obtained the release of Computer 2000 and its affiliates from all other guarantees of AmeriQuest obligations, and agreed to pay certain transaction costs totaling approximately $220,000. As part of the transaction, Computer 2000 contributed to the capital of AmeriQuest approximately $28 million in intercompany debt obligations and an additional $3 million in cash. Computer 2000 further agreed to the redemption by AmeriQuest of all of the outstanding AmeriQuest preferred stock, convertible into approximately 42 million common shares, and to the cancellation of all outstanding dividends, interest and AmeriQuest options and warrants held by Computer 2000. As a result of the transaction, the number of outstanding shares of AmeriQuest, on a fully diluted basis, was reduced from approximately 118 million to approximately 67 million.

     The Listen Group transaction completed a reorganization which began in April, 1997.

     On April 9, 1997 the Board approved a wide-ranging restructuring plan encompassing head-count reductions and facility closures with the goal of focusing on and strengthening the activities of its Advanced Systems Group ("ASG"), which had the highest gross margins of its distribution businesses, at that time. The Company announced that projected losses for the year ending September 30, 1997 could be in the range of approximately $45,000,000, partly as the result of the planned restructuring. The restructuring measures were necessitated by the fact that revenues for the quarter ended March 31, 1997 were substantially below expectations, primarily due to the inability of the Company to compete effectively in the standard distribution of computer products. Management also continued the investigation of possible other dispositions.

     On May 6, 1997 AmeriQuest issued 300,000 shares of its Series H Cumulative Convertible Preferred Stock (convertible into 41,958,042 shares of AmeriQuest Common Stock) -- to Computer 2000 Inc. in consideration of the payment by Computer 2000 Inc. of $30,000,000. This infusion fulfilled a previously announced commitment from Computer 2000 Inc. to make such an investment.

     On June 19,1997 CMS Enhancements Inc. sold substantially all of its assets to CMS Peripherals Inc., a company formed by the former managing director of CMS Enhancements Inc., Mr. Ken Burke. CMS Enhancements Inc., as part of the transaction has changed its name to AAG Inc. AmeriQuest Technologies Inc. also signed a non-competition agreement with CMS Peripherals with a term of five years prohibiting use of the former name of the subsidiary and assembly or manufacture of disk drives.

     On September 30, 1997, Computer 2000 AG paid AmeriQuest's outstanding lines of credit in the amount of $27.7 million (formerly guaranteed by Computer 2000
AG) and converted the loans to a non-interest bearing intercompany demand loan, deferring demand of payment through September 30, 1998, but subordinated to the Company's working capital lender.

     Early in fiscal 1998, AmeriQuest/Kenfil Inc. sold its wholly-owned subsidiaries Kenfil Distribution (Far East) Limited, a Hong Kong corporation and Kenfil Distribution (M) Sdn. Bhd., a Malaysian corporation, to Regentland Holdings Ltd. for proceeds of $2,939,062 pursuant to a Stock Purchase Agreement. The purchase price was equivalent to repayment of a loan and the net book value of the assets sold plus a premium of $450,000, and was paid by issuance of a dividend from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc. in the amount of $1,717,106, the loan repayment of $771,956 from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc., and the payment of $450,000 from Regentland Holdings Ltd. Regentland Holdings Ltd. was formed by Mr. Simon Yip, the former Chief Executive Officer of Kenfil Distribution (Far
East) Limited to accommodate his purchase of such entities.

ANNUAL OPERATING RESULTS

     The following table presents the Company's yearly results of operations as a percent of sales:

                                               YEARS ENDED      YEARS ENDED      YEARS ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                  1998             1997             1996
                                              -------------    -------------    -------------
Sales.......................................      100.0%           100.0%           100.0%
Gross Profit................................       10.1              7.2              5.5
Selling, general and administrative.........       10.7             16.1             10.8
Intangible write-off........................         --              4.1               --
Restructuring...............................       (2.3)             4.3              1.5
Interest....................................        0.5              1.6              1.1
Net Income (Loss)...........................        1.2            (18.9)            (7.9)

NET SALES

     During the fiscal year ended September 30, 1998 sales decreased 72% compared to the twelve months ended September 30, 1997. Sales decreases were mainly attributable to the Company's decision to focus on the activities of its Advanced Systems Group and sell or close all other divisions. During the fiscal year ended September 30, 1997 sales decreased 48% compared to the twelve months ended September 30, 1996. Sales decreases were mainly attributable to the Company's decision to sell CMS Enhancements, Inc., to close the North American and export distribution divisions and focus on and strengthen the activities of its Advanced Systems Group.

     The Company has relationships with several key vendors as primary suppliers of computer products to the Company. For the years ended September 30, 1998, 1997 and 1996, sales derived from products from two, two and one vendors accounted for 54%, 23%and 14%, respectively, of the Company's sales. However, included in the sales for fiscal 1998 were shipments to other IBM distributors of approximately $5,400,000 of IBM

RS6000 product that represented liquidation of inventory as AmeriQuest exited the IBM two tier program. Revenue attributable to the Company's business during fiscal 1998 was thus $55,066,000. Revenue attributable to the Company's ongoing business during fiscal 1997 was $52,050,000. Accordingly, sales during the year ended September 30, 1998, as adjusted, increased by 4% over the prior year despite both the Company's decision to terminate its 2nd tier IBM distribution of Unix products, and its inability to hire and replace sales staff or recruit additional resellers until the period following the change in control to the senior management of the Company.

COST OF SALES AND GROSS PROFIT

     Cost of sales includes primarily the cost of merchandise, freight expenses and provisions for inventory losses and is reduced by vendor volume rebates and other items. Gross profit (sales less cost of sales) increased to 10.1% of sales for the fiscal year ended September 30, 1998 compared to 7.2% for the fiscal year ended September 30, 1997. Gross profit increased to 7.2% of sales for the fiscal year ended September 30, 1997 compared to 5.5% for the twelve months ended September 30, 1996. The improvement in both years was primarily attributable to the closing of the lower margin standard distribution businesses and continuation of the higher margin Advanced Systems Group revenue and related higher margin. The detrimental effect on gross profit of approximately $1,300,000 caused by the liquidation of inventory purchased in fiscal 1998 was offset by favorable settlements of approximately $1,300,000 of previously established vendor debit loss reserves. In addition, in fiscal 1998 the Company recorded a benefit of approximately $380,000 related to previously established other cost of sales accruals.

     The Company receives funds under incentive programs based upon volume sales or purchase of the vendors products. The incentive funds reduce the cost of the products sold. Incentive programs resulted in $0.3 million, $2.4 million and $2.5 million for the years ended September 30, 1998, September 30, 1997 and September 30, 1996, respectively.

     AmeriQuest anticipates that it will continue to experience pressure on gross selling margins due to industry competition. Although AmeriQuest expects that it will be able to improve sales product mix toward those products and services generating higher margins and reduce other cost of sale items, selling, general and administrative expenses as a percent of sales, no assurance can be given as to whether such reduction in fact will occur or as to the actual amount of any such reductions. To the extent gross margins decline and the Company is not successful in reducing selling, general and administrative expenses as a percentage of sales, the Company will experience further negative operating results.

OPERATING EXPENSES

     For the fiscal years ended September 30, 1998, 1997 and 1996 operating expenses, exclusive of the restructuring and the write-off of intangibles were approximately 10.7%, 16.1%, and 10.8% of sales, respectively. Selling, general and administrative expenses have declined during the periods as a result of the closing of the lower margin standard distribution businesses and reductions in bad debt expense. Additionally, the Company settled two lawsuits favorably and in fiscal 1998 reversed $1.3 million of reserves in excess of settlement amounts which served to offset certain general and administrative costs incurred during the fiscal year that related to the withdrawal from business with certain customers and vendors and residual expenses resulting from closing of the Company's other divisions in fiscal 1997 and 1998. The Company also recorded the benefit of approximately $400,000 in fiscal 1998 resulting from the reversal of previously established accruals.

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

     Operating expenses are reduced by advertising revenues and market development funds received from vendors as subsidy for or incentive to market their products. Funds received during the fiscal years ended September 30, 1998, September 30, 1997 and September 30, 1996 totaled $0.6 million, $2.0 million and $2.8 million, respectively.

INTANGIBLE WRITE-OFF

     During the year ended September 30, 1997, the Company recorded an intangible write-off of approximately $9 million (See Note 4 to Notes to Consolidated Financial Statements).

RESTRUCTURING

     During the years ended September 30, 1996 and 1997, the company recorded restructuring costs of approximately $6.4 million and $9.3 million, respectively.

     During the year ended September 30, 1998, the company completed its restructuring plan. Costs incurred to complete the restructuring plan were charged against the related, previously established restructuring accruals. Certain estimates made of the costs to complete the restructuring plan exceeded the actual costs incurred. When the Company determined that the estimated costs exceeded the actual costs, the remaining accruals were reversed into income. During the year ended September 30, 1998, the Company reversed approximately $1.4 million into income (See Note 3 to Notes to Consolidated Financial Statements).

INTEREST EXPENSE

     Interest expense, net, decreased from $3.5 million for the year ended September 30, 1997 to $0.3 million for the year ended September 30, 1998 due to
(i) replacement of bank loans by intercompany loans Computer 2000 without interest and (ii) the equity infusion of $3,000,000 from Computer 2000 on July 20, 1998. See "Liquidity and Capital Resources".

INCOME TAXES

     In the period October 1, 1995 to September 30, 1998, no income tax expense was recorded due to losses or the availability of tax-loss carryforwards. Due to the acquisition by Listen Group Partners, LLC of the Company's stock held by Computer 2000 (see Note 2 to the Notes to Consolidated Financial Statements), there was a change in ownership as defined by section 382 of the Internal Revenue Code ("Section 382 Limitations"). The Section 382 Limitation limits the Company's ability to utilize its net operating loss carryforwards created prior to the ownership change. The Company is currently analyzing the amount of the limitation and estimates that the net operating loss carryforwards available to offset future taxable income ranges between $0 and $12 million. The Company has not benefited from these net operating carryforwards as of September 30, 1998.

QUARTERLY OPERATING RESULTS

     The following tables present certain unaudited quarterly statement of operations data for the quarters ended September 30 of the respective fiscal year ended September 30. This unaudited quarterly information has been derived from audited annual consolidated financial statements of the Company and, in the opinion of management, includes all adjustments necessary for a fair presentation of the information for the periods covered. The quarterly data should be read in conjunction with the audited Financial Statements and the notes thereto:

                                                         THREE MONTHS ENDED
                                    -------------------------------------------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        1998            1997            1996            1995
                                    -------------   -------------   -------------   -------------
Net sales.........................     $13,095         $19,237        $103,755        $100,723
Gross Profit......................       1,326             904           2,330           7,415
Selling, general and
  administrative..................       1,818           2,388          12,346          13,019
Restructuring.....................      (1,016)         (2,063)              0               0
Interest..........................          23             401           1,153           1,437
Net income (loss).................         501             178         (11,169)         (7,041)

                                                    AS A PERCENTAGE OF NET SALES
                                    -------------------------------------------------------------
                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                        1998            1997            1996            1995
                                    -------------   -------------   -------------   -------------
Sales.............................      100.0%          100.0%          100.0%          100.0%
Gross Profit......................       10.1             4.7             2.2             7.4
Selling, general and
  administrative..................       13.9            12.4            11.9            13.0
Restructuring.....................       (7.8)          (10.7)             --              --
Interest..........................        0.2             2.1             1.1             1.4
Net income (loss).................        3.8             0.9           (10.8)           (7.0)

NET SALES -- QUARTER

     During the quarter ended September 30, 1998 sales decreased 32% compared to the three months ended September 30, 1997. Sales decreases were solely attributable to the Company's early in the first quarter of fiscal 1998 to sell its wholly-owned Asian subsidiaries, whose revenue for the quarter ended September 30, 1997 was $6,432,000. Revenue attributable to the Company's ongoing business was $12,805,000. Accordingly, sales during the quarter ended September 30, 1998 increased by 2% over the year ago quarter despite the Company's decision to terminate its 2nd tier IBM distribution of Unix products, and its inability to hire and replace sales staff or recruit additional resellers until the period following the change in control to the senior management of the Company. Revenues from sale of products of the five leading vendors, Acer , Hewlett Packard, IBM, Okidata and Unisys, represent approximately 13%, 15%, 29%, 16% and 6%, respectively, of the Company's revenue for the fiscal quarter ended September 30, 1998.

COST OF SALES AND GROSS PROFIT -- QUARTER

     During the quarter ended September 30, 1998 gross profit increased to 10.1% from 4.7% for the three months ended September 30, 1997. Gross profit increases were solely attributable to the Company's decision early in fiscal 1998 to sell its wholly-owned Asian subsidiaries. Gross profit attributable to the Company's ongoing business during fiscal 1997 was $724,000. Accordingly, gross profit during the quarter ended September 30, 1998 increased by $602,000 or 83% over the year ago quarter despite the Company's decision to terminate its 2nd tier IBM distribution of Unix products, and its inability to hire and replace sales staff or recruit additional resellers until the period following the change in control to the senior management of the Company.

OPERATING EXPENSES -- QUARTER

     Operating expenses during the quarter ended September 30, 1998, without benefit of the reversal of restructuring reserves of $1,016,000, was $1,818,000. Accordingly, operating expenses during the quarter ended September 30, 1998 decreased by 24% over the year ago quarter. During the quarter ended September 30, 1998 operating expenses decreased by $572,000, but reflect an increase as a percent of sales to 13.9% from 12.4% for the three months ended September 30, 1997. Operating expense decreases were attributable to the Company's decision early in fiscal 1998 to sell its wholly-owned Asian subsidiaries.

Additionally, the Company settled two lawsuits favorably and reversed $1.3 million of reserves in excess of settlement amounts which served to offset certain general and administrative costs incurred during the fiscal quarter that related to the withdrawal from business with certain vendors and residual expenses resulting from closing of the Company's other divisions in fiscal 1997 and 1998.

OPERATING INCOME VARIABILITY

     The annual and quarterly operating results of the domestic operations of the Company have varied considerably due to the acquisition of distribution companies, closure and sale of certain subsidiaries and operating units and a reduced emphasis on manufacturing and assembly for all but mass storage assembly products, which also ceased as of June 19, 1997. As earlier mentioned, the Company experienced a net loss of $67.6 million in fiscal 1995, a net loss of $33.6 million during fiscal 1996, a net loss of $41.3 million during fiscal 1997, and net income of $0.7 million during fiscal 1998. Included in the net income for fiscal 1998 is reversal of restructuring accruals of $1.4 million and other previously established reserves.

INFLATION

     To date AmeriQuest has not been significantly affected by inflation. Moreover, technological changes in the electronics industry have generally resulted in price reductions, despite increases in certain costs which may be affected by inflation.

SEASONALITY

     Generally, the Company's sales volumes are not seasonal between quarters, although historical monthly sales within various quarters have varied considerably. For example, sales tend to decrease in November, primarily due to industry attendance at Comdex, with a corresponding increase in December.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had $0.7 million in cash and had not borrowed against its line of credit. At September 30, 1997, the Company had borrowed $3.1 million against lines of credit. The Company used $7.0 million in cash from operating activities during the year ended September 30, 1998 primarily due to expenditures associated with the restructuring charges provided in fiscal 1997, offset partially by reduction in inventory levels. The Company generated $21.7 million in cash from operating activities during the year ended September 30, 1997 compared to usage of cash of $28.8 million for the year ended September 30, 1996. Cash generated by operations in fiscal 1997 resulted primarily from collection of accounts receivable and liquidation of inventory offset by full settlement of payment with discontinued vendors. Sale of assets during fiscal 1997 generated an additional $3.5 million of cash. Cash receipts were applied to reduce outstanding obligations under lines of credit during fiscal 1997.

     Accounts receivable days decreased during fiscal 1998 compared to fiscal 1997, representing shorter payment terms extended to customers. Inventory turnover increased in both fiscal years 1997 and 1996, reflecting an intentional reduction in stock carried in an effort to reduce obsolescence costs and carrying costs necessary to support the business.

     At September 30, 1998, the Company had a stockholders' equity of $9.0 million compared to a September 30, 1997 deficit of $23.4 million after operating losses of $41.3 million in the year ended September 30, 1997 and $33.6 million in the year ended September 30, 1996. The improvement in stockholder's equity resulted primarily from the recapitalization associated with the change in control on July 20, 1998.

     The Company had maintained bank lines of credit guaranteed by Computer 2000 with four German banks which totaled $27.7 million on September 30, 1997. The interest rates on such lines of credit were Libor-based. On September 30, 1997, Computer 2000 AG paid the outstanding bank lines of credit which totaled $27.7 million and converted the loans to a non-interest bearing intercompany demand loan, and agreed to defer demand of payment through September 30, 1998 and subordinate its loan to the working capital lender. See "Certain Relationships and Related Transactions." Notwithstanding the agreement by Computer 2000 to defer demand of payment of the loan prior to September 30, 1998, certain specified events such as, but not limited to, the merger, sale or reorganization of the Company would have made the loan immediately due and payable. The intercompany loan was contributed to capital as a result of the change in control on July 20, 1998.

     The Company maintains a $10 million line of credit with Fleet Financial ("Fleet") which is secured by substantially all of the Company's assets. Interest rates on the Fleet line are prime plus 150 basis points or Libor plus 400 basis points. Borrowings under the Fleet line of credit are limited to a contractual percentage of eligible inventories and receivables. The terms of the line include restrictive covenants which require the maintenance of specific levels of tangible net worth and cash flows. The Fleet line expires July 20, 2001. There were no borrowings under the Fleet line of credit at September 30, 1998. The Fleet line replaced a line of credit with IBM Credit Corporation ("IBMCC"). Borrowings under the IBMCC line of credit at September 30, 1997 and 1996 totaled $3.1 million and $12.3 million, respectively.

     Management believes that the Company's current sources of external financing are adequate to meet its current operating requirements through September 30, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company's line of credit with Fleet, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would be minimal.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See "Election of Directors" in the proxy statement for the 1999 annual meeting of the stockholders of the Company, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     See "Executive Officers Compensation" in the proxy statement for the 1999 annual meeting of the stockholders of the Company, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See "Stock Ownership" in the proxy statement for the 1999 annual meeting of the stockholders of the Company, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See "Other Information-Certain Relationships and Related Transactions" in the proxy statement for the 1999 annual meeting of the stockholders of the Company, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Schedules

                                                                     PAGE
                                                                   REFERENCE
                                                                   ---------
(1)  Financial Statements included in Part II of this Report:
     Report of Independent Certified Public Accountants..........     F-1
     Consolidated Statements of Operations.......................     F-3
     Consolidated Balance Sheets.................................     F-2
     Consolidated Statements of Stockholders' Equity (Deficit)...     F-4
     Consolidated Statements of Cash Flows.......................     F-5
     Notes to Consolidated Financial Statements..................     F-7
(2)  Financial Statement Schedules
     Schedule II -- Valuation and Qualifying Accounts and
     Reserve.....................................................    F-17

     (b) Reports on Form 8-K

          Current report on Form 8-K dated July 2, 1998 to report the change in control of the Registrant.

     (c) Exhibits

                                 EXHIBIT INDEX

EXHIBIT
  NO.                    TITLE OF DOCUMENT                        LOCATION OF FILING
-------                  -----------------                        ------------------
  3.01    Restated Certificate of Incorporation of
          AmeriQuest......................................

  3.02*   By-laws of AmeriQuest...........................    SEC File No. 33-81726

  4.01*   Reference is made to Exhibits 3.01 and 3.02, the
          Certificate of Incorporation and By-laws, which
          define the rights of security holders...........

  4.02*   Specimen Stock Certificate......................    SEC File No. 33-81726

 10.01*   Inventory and Working Capital Financing             SEC File No. 1-10397 8-K
          Agreement dated July 20, 1998 by and between        for July 30, 1998
          AmeriQuest and Fleet Capital....................

 10.02*   1996 Equity Incentive Plan......................    SEC File No. 1-10397
                                                              Exhibit 10.07
                                                              10K for September 30, 1997

 10.03    Employment Agreement for Alexander C. Kramer,       SEC File No. 1-10397
          Jr. ............................................    Exhibit 10.10
                                                              10K for September 30, 1997

 10.04    Employment Agreement for Jon D. Jensen..........    SEC File No. 1-10397
                                                              Exhibit 10.11
                                                              10K for September 30, 1997

EXHIBIT
  NO.                    TITLE OF DOCUMENT                        LOCATION OF FILING
-------                  -----------------                        ------------------
 10.05    Lease Agreement dated July 1, 1998 by and
          between AmeriQuest and Merion Mills
          Associates......................................

 10.06*   Lease Agreement dated January 25, 1995, as          SEC File No. 1-10397
          amended, by and between AmeriQuest and Anaheim      Exhibit 10.25
          Technology Center...............................    10-K for September 30, 1996

 10.07*   Sublease dated as of September 4, 1996 by and       SEC File No. 1-10397
          between AmeriQuest and Central Video, Inc. .....    Exhibit 10.26
                                                              10-K for September 30, 1996

 21.01    Subsidiaries of AmeriQuest......................    SEC File No. 1-10397
                                                              10-K for September 30, 1997

 27.01    Financial Data Schedule (for SEC use only)......

---------------
* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Willow Grove, State of Pennsylvania, on the 22nd day of December, 1998.

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

     Each Person, in so signing, also causes and appoints Alexander C. Kramer and Jon D. Jensen, and each of them acting alone, as his true and lawful attorney-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

                     SIGNATURE                                  TITLE                      DATE
                     ---------                                  -----                      ----
              /s/ ALEXANDER C. KRAMER                President and a Director        December 22, 1998
---------------------------------------------------  (Principal Executive
                Alexander C. Kramer                  Officer)

                 /s/ JON D. JENSEN                   Chief Financial Officer,        December 22, 1998
---------------------------------------------------  Chief Operating Officer,
                   Jon D. Jensen                     Secretary and a Director
                                                     (Principal Financial and
                                                     Accounting Officer)

             /s/ EDWARD B. CLOUES, II                Director                        December 22, 1998
---------------------------------------------------
               Edward B. Cloues, II

               /s/ WALTER A. REIMANN                 Director                        December 22, 1998
---------------------------------------------------
                 Walter A. Reimann

               /s/ CHARLES W. SOLTIS                 Director                        December 22, 1998
---------------------------------------------------
                 Charles W. Soltis

                                                     Director
---------------------------------------------------
                  Marc L. Werner

              /s/ J. R. DICK IVERSON                 Director                        December 22, 1998
---------------------------------------------------
                J. R. Dick Iverson

              /s/ ALEXANDER C. KRAMER
---------------------------------------------------
              Alexander C. Kramer**,
                 Attorney-in-Fact

                  /s/ JON JENSEN
---------------------------------------------------
                   Jon Jensen**,
                 Attorney-in-Fact

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriQuest Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of AmeriQuest Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriQuest Technologies, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania,
December 8, 1998

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $     755    $   7,680
  Accounts receivable, net of allowances for doubtful
     accounts of $609 and $2,156............................      6,535        9,006
  Inventories...............................................      4,191        7,066
  Other current assets......................................        354          935
                                                              ---------    ---------
          Total current assets..............................     11,835       24,687
PROPERTY AND EQUIPMENT, NET.................................        799        1,272
OTHER ASSETS................................................        321          120
                                                              ---------    ---------
                                                              $  12,955    $  26,079
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable..........................................  $   2,132    $   9,492
  Due to Computer 2000......................................         --       27,664
  Lines of credit...........................................         --        3,064
  Accrued expenses and other................................      1,805        9,251
                                                              ---------    ---------
          Total current liabilities.........................      3,937       49,471
                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized and 300,000 shares issued and outstanding at
     September 30, 1997; no shares issued and outstanding at
     September 30, 1998.....................................         --       30,000
  Common stock, $.01 par value, 200,000,000 shares
     authorized, 66,881,906 shares issued and outstanding...        669          669
  Additional paid-in capital................................    174,383      111,145
  Accumulated deficit.......................................   (166,034)    (165,206)
                                                              ---------    ---------
          Total stockholders' equity (deficit)..............      9,018      (23,392)
                                                              ---------    ---------
                                                              $  12,955    $  26,079
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              YEAR ENDED SEPTEMBER 30,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
NET SALES...........................................  $    60,466    $   218,877    $   424,708
COST OF SALES.......................................       54,323        203,199        401,165
                                                      -----------    -----------    -----------
     Gross profit...................................        6,143         15,678         23,543
OPERATING EXPENSES
  Selling, general and administrative...............        6,499         35,160         45,998
  Intangibles write-off.............................           --          9,036             --
  Restructuring costs...............................       (1,376)         9,338          6,400
                                                      -----------    -----------    -----------
       Income (loss) from operations................        1,020        (37,856)       (28,855)
INTEREST EXPENSE, NET...............................          273          3,455          4,754
                                                      -----------    -----------    -----------
NET INCOME (LOSS)...................................          747        (41,311)       (33,609)
DIVIDENDS ON PREFERRED STOCK........................       (1,575)          (875)            --
                                                      -----------    -----------    -----------
NET LOSS TO COMMON STOCKHOLDERS.....................  $      (828)   $   (42,186)   $   (33,609)
                                                      ===========    ===========    ===========
Basic and diluted net loss per share................  $     (0.01)   $     (0.63)   $     (0.76)
                                                      ===========    ===========    ===========
Basic and diluted shares outstanding................   66,881,906     66,881,906     44,208,983
                                                      ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                            ---------------------   -------------------    PAID-IN     ACCUMULATED
                                              SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                            ----------   --------   ----------   ------   ----------   -----------   --------
Balances at September 30, 1995............   2,596,525   $     26   23,896,140    $239     $106,476     $ (89,176)   $ 17,565
Exercise of employee stock options........          --         --       82,500       1            3                         4
Preferred stock issued for acquisition....      25,830         --           --      --        1,603                     1,603
Common stock issued for acquisition.......          --         --    3,969,905      40        2,367                     2,407
Exercise of warrants by Computer 2000.....     301,249          3           --      --          232                       235
Common stock issued for legal
  settlement..............................          --         --      500,000       5          305                       310
Common stock issued for series G preferred
  stock dividend..........................          --         --      197,958       2          233          (235)          0
Preferred stock conversion................  (2,923,604)       (29)  33,104,371     330         (302)                       (1)
Exercise of warrants by Computer 2000.....          --         --    5,296,518      53          227                       280
Net loss..................................          --         --           --      --           --       (33,609)    (33,609)
                                            ----------   --------   ----------    ----     --------     ---------    --------
Balances at September 30, 1996............          --         --   67,047,392     670      111,144      (123,020)    (11,206)
Correction of outstanding shares that were
  authorized but never issued in
  connection with settlement of debt(1)...          --         --     (165,486)     (1)           1                         0
Sale of preferred stock...................     300,000     30,000                                                      30,000
Accrued dividend on preferred stock.......          --         --           --      --           --          (875)       (875)
Net loss..................................          --         --           --      --           --       (41,311)    (41,311)
                                            ----------   --------   ----------    ----     --------     ---------    --------
Balances at September 30, 1997............     300,000     30,000   66,881,906     669      111,145      (165,206)    (23,392)

Accrued dividend on preferred stock.......          --         --           --      --           --        (1,575)     (1,575)
Contribution of cash, preferred stock,
  accrued dividends and debt by Computer
  2000 (see Note 2).......................    (300,000)   (30,000)          --      --       63,238            --      33,238
Net income................................          --         --           --      --           --           747         747
                                            ----------   --------   ----------    ----     --------     ---------    --------
Balances at September 30, 1998............          --   $     --   66,881,906    $669     $174,383     $(166,034)   $  9,018
                                            ==========   ========   ==========    ====     ========     =========    ========

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

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED SEPTEMBER 30
                                                              -------------------------------
                                                               1998        1997        1996
                                                              -------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   747    $(41,311)   $(33,609)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      307       2,664       3,235
     Gain on sale of division assets........................     (184)       (385)         --
     Restructuring costs....................................   (1,376)     13,849         956
  Changes in operating assets and liabilities:
     Net (increase) decrease in accounts receivable.........     (415)     43,625      (4,903)
     Decrease in inventories................................    2,450      29,613       2,454
     Decrease in other assets...............................      229       2,704       1,305
     Increase (decrease) in accounts payable and accrued
       expenses and other...................................   (8,757)    (29,027)      1,728
                                                              -------    --------    --------
       Net cash provided by (used in) operating
          activities........................................   (6,999)     21,732     (28,834)
                                                              -------    --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of division assets.....................      450       3,550          --
  Capital expenditures, net of disposals....................     (312)        (62)     (1,798)
                                                              -------    --------    --------
       Net cash provided by (used in) investing
          activities........................................      138       3,488      (1,798)
CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit.........   (3,064)    (77,504)     32,202
  Net borrowings from Computer 2000.........................       --      27,664          --
  Contribution to capital from Computer 2000................    3,000          --          --
  Proceeds from sale of preferred and common stock..........       --      30,000         520
                                                              -------    --------    --------
       Net cash provided by (used in) financing
          activities........................................      (64)    (19,840)     32,722
                                                              -------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (6,925)      5,380       2,090
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.................................................    7,680       2,300         210
                                                              -------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   755    $  7,680    $  2,300
                                                              =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                             (DOLLARS IN THOUSANDS)

Interest on lines of
credit: During the fiscal years ended September 30, 1998, September 30, 1997 and September 30, 1996, the Company paid cash for interest of approximately $499, $3,614 and $4,774, respectively.

Income taxes:                During the fiscal years ended September 30, 1998,
                             September 30, 1997 and September 30, 1996, the
                             Company made no income tax payments.

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

Contribution of
  non-interest bearing
  demand
  loan and preferred stock
  to
  capital:
                             During the fiscal year ended September 30, 1998, Computer 2000 contributed to the capital of the Company a non-interest bearing demand loan due Computer 2000 and preferred stock of approximately $28 million and $30 million, respectively.

Dividends on Preferred
Stock: During the fiscal years ended September 30, 1998 and 1997, the Company had accrued $1,575 and $875, respectively, in dividends payable to preferred stockholders. The accrued dividends of $2,450 were contributed to capital on July 20, 1998.

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Description of Business. AmeriQuest Technologies, Inc. and subsidiaries (the "Company" or "AmeriQuest"), a Delaware corporation, is primarily a national valued-added wholesale distributor of micro, mini and mid-range computers and related products to value-added resellers ("VARs") and systems integrators.

     During fiscal 1998, the Company's senior management acquired all of the Company's common stock held by Computer 2000, the then current majority stockholder. Computer 2000 also contributed cash, preferred stock, accrued dividends and obligations due Computer 2000 to the Company's equity (see Note
2).

     Restructuring Costs. On April 9, 1997, the Board approved a wide-ranging restructuring plan with the goal of focusing on the Company's Advanced Systems Group ("ASG"). The plan included closure of all warehouse facilities, other than ASG, which is based in Horsham, Pennsylvania. The restructuring has resulted in the closure of warehouse facilities in Visalia, California, Miami, Florida, Dallas, Texas, and Chicago, Illinois. In addition, the number of employees has been significantly reduced and all remaining employees are in the US. The Company also closed its corporate headquarters in Florida. The restructuring plan was implemented, but not completed, throughout fiscal year 1997. At September 30, 1997, the Company has accrued $3,738,000 of cost related to the restructuring plan. The plan resulted in a substantial reduction in sales revenue with the goal of returning the Company to profitability in future years. Sales, for the year ended September 30, 1997, of the businesses closed were approximately $126 million.

     The Company completed this restructuring plan during fiscal year 1998. Costs incurred to complete the restructuring plan were charged against the related restructuring accruals. Certain estimates made of the costs to complete the restructuring plan exceeded the actual costs incurred. When the Company determined that the estimated costs exceeded the actual costs, the remaining accruals were reversed into income. During fiscal 1998, the Company reversed $1,376,000 into income, which is recorded in restructuring costs in the accompanying consolidated statement of operations (see Note 3). In addition, the Company recorded a significant benefit due to the reversal of other previously established reserves (See Notes 5 and 9).

     Basis of consolidation. The consolidated financial statements include the accounts of AmeriQuest and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     Cash and Cash Equivalents. The Company considers cash on deposit with financial institutions and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company generally limits its investments in cash equivalents to certificates of deposit.

     Inventories. Inventories consist principally of computer hardware and software held for resale and are stated at the lower of first-in, first-out or market. Reserves for inventory obsolescence and slow moving product are provided based upon specified criteria, such as recent sales activity and date of purchase. Amounts due from vendors for price protection and stock rotations are recorded as an offset to the amounts due vendors in accounts payable. Management assesses the realizable value of these amounts and reserves for potential uncollectable balances.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

     Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line method over estimated useful lives as follows:

Equipment...................................................  5 to 7 years
Furniture and fixtures......................................       5 years
Leasehold improvements......................................    Lease term
Vehicles....................................................  3 to 5 years

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

     Net loss per common share and common share equivalent. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective the year ended September 30, 1998. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. Basic and dilutive shares outstanding for the fiscal years ended September 30, 1998, 1997 and 1996 are the same, as all common stock equivalents are anti-dilutive due to the loss to common shareholders.

     Recently Issued Accounting Pronouncements. In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material effect on the Company's financial statements.

     In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS 131 will not have a material effect on the Company's financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

     Risks and Uncertainties. The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company's historical operating losses before the benefit of excess restructuring costs and other accruals and reserves taken into income in fiscal 1998 (see Notes 3, 5 and 10), the competitive market for computers and computer related equipment, dependence on key vendors, dependence on key personnel and risks associated with rapidly changing technology.

     Financial instruments that potentially subject the Company to concentrations of credit risk (see Note 1) consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are not significant due to the large number of customers. At September 30, 1996, 1997 and 1998, no one customer represented greater than 10% of accounts receivable or greater than 10% of sales for the periods then ended.

     Dependence on Vendors. The Company has relationships with several key vendors as primary suppliers of computer products to the Company. For the years ended September 30, 1998, 1997 and 1996, sales derived from products from two, two and one vendors accounted for 54%, 23% and 14%, respectively, of the Company's sales. There can be no assurance that the Company will maintain its relationship with these vendors, or that it will be able to find alternative vendors capable of providing product on terms satisfactory to the Company should its relationship with its current vendors terminate.

2. ACQUISITION OF COMPUTER 2000 AG MAJORITY STOCK HOLDINGS BY SENIOR MANAGEMENT:

     On July 2, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and John Jensen (CFO), signed an agreement to acquire the 36,349,878 shares of AmeriQuest common stock owned by Computer 2000. The transaction was approved by the outside directors of AmeriQuest and by the full Board of Directors of AmeriQuest.

     In taking over majority control of AmeriQuest from Computer 2000, AmeriQuest's management arranged for a new $10 million asset-backed bank credit line for AmeriQuest (see Note 6), in part to release Computer 2000 from its guarantee of IBMCC, obtained the release of Computer 2000 and its affiliates from all other guarantees of AmeriQuest obligations, and agreed to pay certain transaction costs totaling approximately $220,000.

     As part of the transaction, completed on July 20, 1998, Computer 2000 contributed to the capital of AmeriQuest approximately $28 million in intercompany debt obligations and an additional $3 million in cash. Computer 2000 further agreed to the redemption by AmeriQuest of all of the outstanding AmeriQuest preferred stock, convertible into approximately 42 million common shares, and to the cancellation of all outstanding dividends of $2,450,000, interest of $124,000 and AmeriQuest options and warrants held by Computer 2000.

     As a result of the transaction, the number of outstanding shares of AmeriQuest on a fully diluted basis, was reduced from approximately 118 million to approximately 67 million. The Board of Directors of the Company agreed to reserve 6.7 million shares of common stock for future issuance to AmeriQuest employees as incentive compensation pursuant to terms to be approved by outside directors of the board.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

3. RESTRUCTURING COSTS AND ASSET IMPAIRMENT:

     The components of the restructuring costs and asset impairment for the year ended September 30, 1997 were as follows (in thousands):

                                                               1997
                                                              -------
Provision for losses on inventory and vendors (included in
  cost of sales)............................................  $ 4,032
                                                              -------
Provision for losses on accounts receivable (included in
  SG&A expenses)............................................    3,945
                                                              -------
Intangible write off........................................    9,036
                                                              -------
Restructuring Costs:
          Abandonment of leasehold improvements and other
           property and equipment...........................    2,448
          Lease payments in excess of sublease income.......    1,362
          Employee severance costs..........................    2,680
          Other.............................................    2,848
                                                              -------
               Total classified as restructuring costs......    9,338
                                                              -------
          Total costs relating to restructuring and asset
           impairment for the years ended September 30,
           1997.............................................  $26,351
                                                              =======

     The components of the remaining restructuring accruals as of September 30, 1997 and the 1998 activity are as follows (in thousands):

                                  RESTRUCTURING                                     RESTRUCTURING
                                    ACCRUALS       CHARGED      REVERSED INTO         ACCRUALS
                                  SEPTEMBER 30,    AGAINST      INCOME DUE TO       SEPTEMBER 30,
                                      1997         ACCRUAL    CHANGE IN ESTIMATE        1998
                                  -------------    -------    ------------------    -------------
Lease payments in excess of
  sublease income...............     $  618        $  533           $   85               $--
Severance costs.................        448           378               70               --
Other...........................      2,672         1,451            1,221               --
                                     ------        ------           ------               --
                                     $3,738        $2,362           $1,376               $--
                                     ======        ======           ======               ==

     During fiscal year 1996, the Company closed its corporate headquarters in California and moved its operations to Florida. The components of the loss on sublease and relocation costs are as follows (in thousands):

Abandonment of leasehold improvements.......................  $  956
Lease payments in excess of sublease income.................   2,744
Personnel costs.............................................   1,455
Other.......................................................   1,245
                                                              ------
                                                              $6,400
                                                              ======

4. ACQUISITIONS AND DISPOSITIONS:

     Early in the first quarter of fiscal 1998, AmeriQuest/Kenfil Inc. sold its wholly owned subsidiaries Kenfil Distribution (Far East) Limited, a Hong Kong corporation and Kenfil Distribution (M) Sdn. Bhd., a Malaysian corporation (collectively, "Kenfil Asia"). Proceeds from the sale of Kenfil Asia were $450,000, with a gain of $184,000, which was classified as a reduction of selling, general and administrative expenses in the accompanying Statement of Operations.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

     On June 19, 1997, CMS Enhancements Inc., a subsidiary of AmeriQuest, sold substantially all of its assets to CMS Peripherals Inc., a company formed by the former managing director of CMS Enhancements Inc. CMS Enhancements Inc., as part of the transaction has changed its name to AAG Inc. AmeriQuest also signed a non-competition agreement with CMS Peripherals with a term of five years.

     The Company had previously pursued a strategy of growth through acquisition by acquiring regional distributors with the goal of creating a national distributor of value-added computers, subsystems and peripherals. The success of this strategy was dependent upon the ability of the Company to effectively consolidate and integrate the operations of the acquired businesses, combine different cultures and obtain adequate financing to complete acquisitions and fund working capital requirements. All of the Company's acquisitions completed during fiscal years June 30, 1994 through September 30, 1996 were accounted for in accordance with the purchase method of accounting. Intangible assets associated with these acquisitions were primarily related to acquired distribution channels, associated vendor relationships and market positions. These intangibles were being amortized over ten years. Subsequent to these acquisitions, the Company assessed the recoverability of these intangibles in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As a result of these assessments, the Company recorded goodwill impairment charges of approximately $9 million and $23.8 million in fiscal 1997 and fiscal 1995, respectively. Such charges were required due to the Company's significant operating losses ($165 million accumulated deficit as of September 30, 1997) and expectation of future operating performance.

5. INVENTORIES:

     Inventories consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Finished goods.............................................  $4,191    $6,927
Raw materials and subassemblies............................      --       139
                                                             ------    ------
                                                             $4,191    $7,066
                                                             ======    ======

     Inventories are reflected net of reserves for excess and obsolete inventory of approximately $0.7 million and $1.3 million at September 30, 1998 and 1997, respectively. In estimating the inventory reserves, management relied upon its knowledge of the industry, projected sales volumes, current inventory levels and aging of product on-hand. Because of the assumptions used, the amounts the Company will ultimately realize could differ materially in the near term from the net inventory balances as included in the accompanying financial statements. Inventories do not contain any labor or overhead. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce to some degree the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory.

     In fiscal 1998, the Company was able to realize approximately $1.3 million of amounts due from vendors previously thought to be uncollectable. Accordingly, the related $1.3 million of reserves were reversed into income in fiscal 1998 and recorded as an offset to cost of goods sold in the accompanying statement of operations.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                             SEPTEMBER 30,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Equipment................................................  $ 1,795    $ 3,224
Furniture and fixtures...................................      189      1,497
Leasehold improvements...................................      196        329
Less accumulated depreciation and amortization...........   (1,381)    (3,778)
                                                           -------    -------
                                                           $   799    $ 1,272
                                                           =======    =======

7. ACCRUED EXPENSES AND OTHER:

     Accrued expenses and other consist of approximately $819,000 of accrued payroll and related expenses and approximately $986,00 of other accrued expenses at September 30, 1998.

8. LINES OF CREDIT:

     During fiscal 1996 and 1997, the Company maintained floor planning arrangements with IBM Credit Corporation (IBMCC) for a maximum credit line of $20 million, bearing interest at the lender's prime rate plus two and five-eighths percent. The borrowing base under the IBMCC facility was limited to a contractual percentage of eligible inventories and receivables and was secured by all inventories and accounts receivable of the Company and liens on substantially all other assets of the Company. The amount outstanding under this arrangement at September 30, 1997 was approximately $3.1 million.

     The IBMCC lending agreement included certain financial covenants which were required to be maintained by the Company. At various dates during fiscal years 1996, 1997 and 1998, the Company was in default with certain of these covenants. In December 1997, the Company received an amendment to its credit agreement with IBMCC, which waived the financial covenants the Company was not in compliance with as of September 30, 1997.

     Prior to September 30, 1997, the Company had outstanding borrowings of $77.4 million under lines of credit with four Germany-based financial institutions at Libor-based interest rates, which were guaranteed by Computer 2000. On September 30, 1997, Computer 2000 paid the outstanding bank lines of credit which totaled $27.7 million and converted the loans to a non-interest bearing demand loan, agreed to defer payment of this loan through September 30, 1998 and subordinated the loan to the working capital lender. On July 20, 1998, Computer 2000 contributed the non-interest bearing demand loan to the capital of AmeriQuest (see Note 2).

     In connection with the purchase by the Company's management of the Company's stock held by Computer 2000 (see Note 2), the Company entered into a three year credit facility with a bank (the "Credit Facility") to provide additional working capital for the Company. The Company can borrow on the Credit Facility up to the lesser of $10 million or 80% of eligible accounts receivable plus the lesser of $3.5 million or 50% of eligible inventory, as defined. The Credit Facility bears interest at either the banks prime rate plus 150 basis points or Libor plus 400 basis points. The Credit Facility also provides for various covenants including a minimum tangible net worth and minimum cash flows, as defined.

     The Company paid a $100,000 commitment fee and is obligated to pay fees of 0.5% per annum of unused available borrowings and 2% per annum on outstanding letters of credit. The Credit Facility can be utilized for letters of credit in an aggregate amount not to exceed $5 million. Outstanding letters of credit are a reduction

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES of available borrowing under the Credit Facility. As of September 30, 1998, the Company has not borrowed on the Credit Facility and has outstanding letters of credit of $1.7 million.

9. INCOME TAXES:

     The Company has historically incurred significant operating losses and has recorded a valuation allowance against its net deferred tax asset, as the Company believed that it was more likely than not that the net deferred tax asset would not be realized through operations. The valuation allowance recorded against the net deferred tax asset is based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

     As of September 30, 1997, the tax effect of significant temporary differences consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                                  1997
                                                              -------------
Inventory reserves..........................................    $    498
Allowance for doubtful accounts.............................         868
Other, including restructuring charge.......................       8,964
Net operating loss carryforwards............................      46,163
Valuation allowance.........................................     (56,493)
                                                                --------
                                                                $     --
                                                                ========

     As of September 30, 1998, the tax effect of significant temporary differences excluding net operating loss carry forwards consist of $282,000 in inventory reserves, $209,000 in allowance for doubtful accounts and $677,000 in other reserves and accruals not currently deductible for tax purposes. These deferred tax assets have been fully reserved by the Company.

     Due to the acquisition by the Company's management of the Company's stock held by Computer 2000 (see Note 2), there was a change in ownership as defined by section 382 of the Internal Revenue Code ("Section 382 Limitations"). The
Section 382 Limitation limits the Company's ability to utilize its net operating loss carryforwards created prior to the ownership change. The Company is currently analyzing the amount of the limitation and estimates that the net operating loss carryforwards available to offset future taxable income ranges between $0 and $12 million. The Company has not benefited from these net operating carryforwards as of September 30, 1998.

     The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):

                                                                SEPTEMBER 30,
                                                        -----------------------------
                                                        1998       1997        1996
                                                        -----    --------    --------
Tax expense (benefit) computed at statutory rate......  $ 300    $(15,492)   $(13,444)
Intangible write-offs, amortization and other
  nondeductable amounts...............................     46       7,992         400
Net operating losses not benefited....................     --       7,500      13,044
Benefit of net operating losses previously reserved...   (346)         --          --
                                                        -----    --------    --------
                                                        $  --    $     --    $     --
                                                        =====    ========    ========

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES:

     The Company leases its corporate office, warehouse space and certain equipment under operating leases. Future minimum rental commitments (net of contractual sub-rental income for fiscal 1999 and 2000 of $295,416 and $192,326, respectively) for all non-cancelable operating leases at September 30, 1998 are as follows (in thousands):

                  YEAR ENDED SEPTEMBER 30,
                  ------------------------
1999........................................................  $  616,414
2000........................................................     483,366
2001........................................................     239,938
2002........................................................     233,670
2003........................................................     200,050
                                                              ----------
                                                              $1,773,438
                                                              ==========

     Total rental expense net of sub-rental income under non-cancelable agreements for the periods ending September 30, 1998, September 30, 1997, and September 30, 1996 was approximately $589,000, $4,298,000 and $3,759,000, respectively.

11. LEGAL PROCEEDINGS:

     In fiscal 1998, the Company settled two law suits: Kenfil Inc. vs. RLI Insurance Company and Leading Edge Products, Inc. vs. AmeriQuest. Total amounts due for the settlements were $920,000. At September 30, 1997, the Company had reserves in excess of the settlement amounts of approximately $1.3 million, which were taken into income during fiscal 1998 as an offset to selling, general and administrative expense in the accompanying consolidated statement of operations.

     The Company is a party to various legal matters. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's future financial position or its results of operations.

12. STOCK OPTION PLANS:

     The Company has instituted various stock option plans, which authorize the granting of options to key employees, directors, officers, vendors and customers to purchase shares of the Company's common stock. All grants of options during the years presented have been to employees or directors and were granted at the then

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES quoted market price. A summary of shares available for grant and the options outstanding under the plans is as follows:

                                                  SHARES
                                                AVAILABLE       OPTIONS         PRICE
                                                FOR GRANT     OUTSTANDING       RANGE
                                                ----------    -----------    ------------
Balances at June 30, 1995.....................     519,693        56,901     $1.50 - 4.50
Increase in shares available for grant........   2,000,000
Options granted...............................  (2,795,000)    2,795,000      0.05 - 4.50
Options cancelled.............................     429,327      (429,327)     1.50 - 2.00
                                                ----------    ----------     ------------
Balances at September 30, 1995................     154,020     2,422,574     $0.05 - 4.50
Options exchanged in Robec acquisition........    (301,978)      301,978      0.45 - 2.00
Options exercised.............................          --       (82,500)            0.05
Options cancelled.............................     447,561      (447,561)     0.45 - 4.50
                                                ----------    ----------     ------------
Balances at September 30, 1996................     299,603     2,194,491     $0.05 - 4.50
Options cancelled.............................   1,628,987    (1,628,987)     0.05 - 3.50
                                                ----------    ----------     ------------
Balances at September 30, 1997................   1,928,590       565,504     $0.45 - 4.50
Options no longer available for grant.........    (365,953)           --               --
Options cancelled -- Robec exchange shares....     114,697      (114,697)     0.45 - 1.32
Options cancelled.............................     322,666      (322,666)     1.50 - 4.50
Options granted...............................  (1,910,000)    1,910,000             0.08
                                                ----------    ----------     ------------
Balances at September 30, 1998................      90,000     2,038,141     $0.08 - 0.45
                                                ==========    ==========     ============

     The following table summarizes information about stock options outstanding at September 30, 1998:

                   NUMBER OF OPTIONS
                   OUTSTANDING AS OF                         WEIGHTED
     RANGE OF        SEPTEMBER 30,        REMAINING          AVERAGE         OPTIONS
  EXERCISE PRICE         1998          CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE
  --------------   -----------------   ----------------   --------------   -----------
   $      0.45           128,141            8 months          $0.45          128,141
          0.08         1,910,000          119 months           0.08               --
   -----------         ---------                              -----          -------
   $0.08 - .45         2,038,141                              $0.10          128,141
   ===========         =========                              =====          =======

     The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES stock option plans consistent with the provisions of SFAS 123, the following pro forma net loss to common stockholders for the year ended September 30, 1998 would have resulted:

                                                                  YEAR ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
Net loss to common stockholders:
  As reported...............................................     $       828
                                                                 ===========
  As calculated in accordance with SFAS 123.................     $       829
                                                                 ===========
Net income/(loss) per Common Share:
  As reported...............................................     $     (0.01)
                                                                 ===========
  As calculated.............................................     $     (0.01)
                                                                 ===========
Shares used in calculating net income per diluted common
  share.....................................................      66,801,906

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with a risk-free interest rate of 4.96%, no expected dividend yield, an expected life of five years and a volatility factor of 50%. As of September 30, 1998, the weighted average fair value of the options outstanding is $0.05 per option. No options or warrants were granted in fiscal years 1997 or 1996. Accordingly, no compensation cost had been recorded or proforma disclosures are required under the provisions of SFAS 123.

13. FOREIGN SALES INFORMATION:

     A summary of the Company's operations by geographic area is as follows (in thousands):

                                          U.S.      FAR EAST    ELIMINATIONS    CONSOLIDATED
                                        --------    --------    ------------    ------------
Year Ended September 30, 1998
Sales to unaffiliated customers.......  $ 60,466         --         --            $ 60,466
Loss (income) from operations.........      (747)        --         --                (747)
Identifiable assets...................    12,955         --         --              12,955
Year Ended September 30 1997
Sales to unaffiliated customers.......  $194,342    $24,535         --            $218,877
Loss (income) from operations.........    37,887        (31)        --              37,856
Identifiable assets...................    19,799      6,280         --              26,079
Year Ended September 30 1996
Sales to unaffiliated customers.......  $404,151    $20,557         --            $424,708
Loss (income) from operations.........    29,231       (376)        --              28,855
Identifiable assets...................   110,955      5,417         --             116,372

     United States sales include export sales of $0, $5.3 million, and $41.9 million, made principally to Europe, Latin America, the Far East and Canada during the fiscal years ended September 30, 1998, September 30, 1997, September 30, 1996, respectively. See Footnote 4 for disposition of the Far East operations.

                                  SCHEDULE II
                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                         ADDITIONS
                                           BALANCE AT    CHARGED TO    DEDUCTIONS               BALANCE
                                           BEGINNING     COSTS AND      ACCOUNTS                AT END
                                           OF PERIOD      EXPENSE      WRITTEN-OFF    OTHER    OF PERIOD
                                           ----------    ----------    -----------    -----    ---------
Description
Allowance for Doubtful Accounts:
  October 1, 1995 to September 30,
     1996................................    8,180         1,661          4,030          --      5,811
  October 1, 1996 to September 30,
     1997................................    5,811         4,970          8,625          --      2,156
  October 1, 1997 to September 30,
     1998................................    2,156            --          1,547          --        609

Restructuring Accounts
  October 1, 1996 to September 30,
     1997................................       --         9,338          5,600          --      3,738
  October 1, 1997 to September 30,
     1998................................    3,738            --          2,362       1,376(1)      --

---------------
(1) Reversed into income due to change in estimate. See Note 1 to Notes to Consolidated Financial Statements.

                               [AMERIQUEST LOGO]

                               2465 Maryland Road
                             Willow Grove, PA 19090
                   800-223-7081                 215-658-8900
                                Fax 215-658-8968