Form 10-Q
period 1998-12-31
AMERIQUEST TECHNOLOGIES INC
filed 1999-02-16
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                         _____________________________

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from __________ to _______________.


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


                   2465 MARYLAND ROAD, WILLOW GROVE, PA 19090
               (Address of principal executive office) (Zip Code)


Registrant's telephone number: (215) 658-8900


     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
filing requirements for the past 90 days.  Yes X   No

     At February 15, 1999 there were 66,881,906 shares of the Registrant's Common Stock outstanding.

                         PART I. FINANCIAL INFORMATION

                                   FORM 10-Q

                         AMERIQUEST TECHNOLOGIES, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  DECEMBER 31,       SEPTEMBER 30,
                                                                                  ------------       -------------
                                           ASSETS                                     1998               1998
                                           ------                                     ----               ----
 Current Assets:
 ---------------
    Cash and cash equivalents................................................         $1,737              $755
    Accounts receivable, less allowance for doubtful accounts of $445
      and $609, respectively ................................................          5,084             6,535
    Inventories................................. ............................          3,580             4,191
    Prepaid and other current assets.........................................            229               354
                                                                                      ------            ------
           Total current assets..............................................         10,630            11,835
                                                                                      ------            ------

 Property and equipment, net ................................................            937               799
 Other assets................................................................            323               321
                                                                                      ------            ------
           Total assets......................................................        $11,890           $12,955
                                                                                     =======           =======


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------


 Current Liabilities:
 --------------------
    Lines of credit..........................................................         $    -              $  -
    Accounts payable.........................................................          1,966             2,132
    Other current liabilities................................................          1,449             1,805
                                                                                     -------           -------
           Total current liabilities.........................................          3,415             3,937
                                                                                       -----             -----

 Stockholders' Equity
 --------------------
 Common stock, $.01 par value; 200,000,000 shares authorized;
     66,881,906 shares issued and outstanding................................            669               669
 Additional paid-in capital..................................................        174,383           174,383
 Accumulated deficit.........................................................      (166,577)         (166,034)
                                                                                  ----------        ----------
           Total stockholders' equity........................................          8,475             9,018
                                                                                     -------             -----

            Total liabilities and stockholders' equity ......................        $11,890           $12,955
                                                                                     =======           =======

                         AMERIQUEST TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                                  DECEMBER 31
                                                                                  -----------
                                                                            1998                1997
                                                                            ----                ----
 Net Sales...................................................                $11,804            $15,530

 Cost of Sales...............................................                 10,694             14,097
                                                                              ------             ------


      Gross Profit...........................................                  1,110              1,433

 Operating Expenses:
      Selling, General and Administrative....................                  1,652              1,429
      Restructuring Costs....................................                      -                  -
                                                                          ----------          ---------

         Income (Loss) from Operations.......................                  (542)                  4

 Interest Income.............................................                     18                104
 Interest Expense............................................                     19                 13
                                                                          ----------           --------

       Net Income (loss).....................................                 $(543)                $95
                                                                              ======                ===

 Dividends on Preferred Stock................................                      -              (525)
                                                                            --------              -----

 Net Loss to Common Stockholders.............................                  (543)              (430)
                                                                               -----              -----

 Basic Loss per Common Share.................................                $(0.01)            $(0.01)
                                                                             -------            -------

 Diluted Loss per Common Share...............................                $(0.01)            $(0.01)
                                                                             -------            -------

 Basic Common Shares Outstanding (Note 2)....................             66,881,906         66,881,906
                                                                          ----------         ----------

 Diluted Common Shares Outstanding (Note 2)..................             66,881,906         66,881,906
                                                                          ----------         ----------

                         AMERIQUEST TECHNOLOGIES, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                  1998                 1997
                                                                                   ----                 ----
 Cash flow from operating activities:
 ------------------------------------
 Net Income (loss)...............................................                   (543)                $95
                                                                                    -----                ---
 Gain on sale of subsidiaries....................................                       -              (184)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization..............................                      64                 80
      Restructuring costs........................................                       -                  -
      Provision for losses on accounts receivable................                       -                  -
 Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable.................                   1,451               (63)
      (Increase) decrease in inventories.........................                     611            (8,083)
      (Decrease) in accounts payable and accrued expenses........                   (522)            (3,439)
      (Increase) decrease in other assets........................                     123              (715)
                                                                                      ---              -----

      Net cash provided by (used in) operating activities........                   1,184           (12,309)
                                                                                    -----           --------

 Cash flow from investing activities:
 ------------------------------------
      Net cash received from sale of subsidiaries................                       -                450
      Capital expenditures.......................................                   (202)               (38)
                                                                                    -----               ----

           Net cash provided by (used in) investing activities...                   (202)                412
                                                                                    -----                ---

 Cash flow from financing activities:
 ------------------------------------
      Net borrowings  (repayment) under lines of credit..........                       -              9,289
      Issuance of  Preferred Stock...............................                       -                  -
                                                                              -----------          ---------

      Net cash provided by (used in) financing activities........                       -              9,289
                                                                              -----------              -----

 Net increase (decrease) in cash and cash equivalents............                     982            (2,608)
                                                                                      ---            -------

 Cash and cash equivalents at beginning of period................                    $755             $7,680
                                                                                     ----             ------
 Cash and cash equivalents at end of period                                        $1,737             $5,072
                                                                                   ======             ======

               Supplemental Disclosures of Cash Flow Information

     Interest on lines of credit:

         During the three months ended December 31, 1998 and 1997, the Company paid interest of $19 and $13, respectively.

     Income taxes:

         During the three months ended December 31, 1998 and 1997, the Company made no income tax payments.

                         AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

(1) BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. ("AmeriQuest" or the ''Company'' in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in AmeriQuest Technologies, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 1998, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three month period ended December 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1999.

(2) LOSS PER SHARE

The Company calculates net income (loss) pre share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 128 requires a dual presentation of "basic" and "diluted" earnings per share. Basic EPS is computed by dividing net income (loss) less dividends on preferred stock by the weighted average number of common shares outstanding during the period. When dilutive, options are considered as common stock equivalents, calculated using the treasury stock method and are included in the calculation of diluted net income per share. Diluted loss per converted method applicable for convertible preferred stock. For the three months ended December 31, 1998 and 1997, no common stock equivalents are included in the calculation of dilutive earnings per share as they are antidilutive.

(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

(5) LINES OF CREDIT

At December 31, 1998, the Company had no borrowings against its line of credit with Fleet Financial Corporation ("Fleet"). The terms of the Fleet Financial Corporation ("Fleet") lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with the year to date cash flow covenant of $250,000 as of December 31, 1998 and received a waiver from Fleet on February 12, 1999 for non-compliance with such covenant.

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1998


 (6) NEED FOR ADDITIONAL REVENUE

It is important to note that the Company was not profitable in the quarter and has not been profitable in prior quarterly periods without the benefit of reversal of restructuring and other reserves, and management now estimates that a 25% increase in sales will be required in order for the Company to achieve operating profitability at its current cost structure and product mix. The Company's objective is to achieve this improvement through its new "solution" selling method, but no assurance can be given that such a sales increase will occur or that operating profitability will be maintained on a consistent basis.


(7) ACQUISITION OF COMPUTER 2000 AG MAJORITY STOCK HOLDINGS BY SENIOR
    MANAGEMENT

On July 20, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and Jon Jensen (COO and CFO), acquired the 36,349,878 shares of AmeriQuest common stock owned by Computer 2000. The transaction was approved by the outside directors of AmeriQuest and by the full Board of Directors of AmeriQuest.

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

                               DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comments below contain forward-looking statements that involve a number of risks and uncertainties. Among other factors that could cause actual operating results to differ materially are general economic and business conditions, the rate of growth in the computer industry, competitive factors and pricing pressures, changes in product mix, inventory risks due to shifts in market demand, and changes in agreements with manufacturers and master distributors regarding the terms of product sales to the Company. A more comprehensive description of these risks and other factors is set forth in the Company's Annual Report on Form 10-K


SUMMARY

AmeriQuest is a valued-added wholesale distributor of mid-range, Unix and NT server systems, networking systems, storage sub-systems, printers and related products to value-added resellers ("VARs") and systems integrators. Mid-range computers and servers range in price from $5,000 to $800,000. AmeriQuest markets, sells and supports a variety of products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the customer. AmeriQuest's strategy is to emphasize the sale of complete "solutions" for its customers and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing and technical support services. AmeriQuest also provides a variety of programs and seminars designed to enhance its customers' technical capabilities.

The Company had a net loss of $543,000 and net sales of $11,804,000 for the quarter ended December 31, 1998 compared to net income of $95,000 and net sales of $15,530,000 for the quarter ended December 31, 1997.

It is important to note that the Company was not profitable in the quarter and has not been profitable in prior quarterly periods without the benefit of reversal of restructuring and other reserves, and management now estimates that a 25% increase in sales will be required in order for the Company to achieve operating profitability at its current cost structure and product mix. The Company's objective is to achieve this improvement through its new "solution" selling method, but no assurance can be given that such a sales increase will occur or that operating profitability will be maintained on a consistent basis..

                     -------------------------------------

     The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.


                                                                    PERCENT OF SALES
                                                                    ----------------
                                                                      THREE MONTHS
                                                                     -------------
                                                                         ENDED
                                                                         ------
                                                                      DECEMBER 31,
                                                                      ------------
                                                                       1998    1997
                                                                       ----    ----
Net sales .....................................................       100.0   100.0
Cost of sales .................................................        90.6    90.8
Gross profit  .................................................         9.4     9.2
Selling, general and administrative............................        13.5     8.7
Depreciation and amortization..................................         0.5     0.5
Interest income (expense), net.................................         0.0     0.6
Net Income (Loss) .............................................        (4.6)    0.6


RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1998

Sales for the quarter ended December 31, 1998 declined by 24% from $15,530,000 for the quarter ended December 31, 1997 to $11,804,000, reflecting both the delay in replacing approximately $5,200,000 of net sales from discontinued vendors (including the IBM 2nd tier RS6000 business), and the delay in the

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1998 (CONTINUED)

desired transition of the Company's recently expanded sales force towards "solution" selling with a focus on client server, networking, and storage products and services revenues, and away from commodity sales. Net sales of the Company's new focus has thus replaced, in the quarter ended December 31, 1998, only 33% of the prior year's dropped business lines and vendors.

Cost of sales decreased to 90.6% of sales for the quarter ended December 31, 1998 compared to 90.8% of sales in the same quarter for the prior year, and gross profit performance for the current quarter was improved slightly, primarily as a result of the favorable change in sales mix compared to the year ago quarter.

Selling, general and administrative expenses of $1,588,000 increased by $239,000 for the quarter ended December 31, 1998 compared to $1,349,000 for the same quarter of the prior year, primarily as a result of significant bad debt recoveries and a $184,000 gain on sale of AmeriQuest's Asian subsidiaries in the prior year quarter which reduced operating expense for that period.

Depreciation and amortization of $64,000 for the quarter ended December 31, 1998 decreased from $80,000 in the quarter ended December 31, 1997.

Net interest expense and fees of $1,000 in the quarter ended December 31, 1998 compares to net interest income of $91,000 for the quarter ended December 31, 1997.

No income tax benefit was recorded on the net operating loss for the three months ended December 31, 1998 and the operating profit for December 31, as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.


VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's net saless and earnings may be subject to material volatility, particularly on a quarterly basis. In addition the decisions to close former businesses could involve unforseeable additional expenses and impede the prospects for the Company to obtain the additional sales needed to consistently achieve operating profitablity.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $1,737,000 in cash and had not borrowed against its existing lines of credit. The Company generated $1,184,000 of cash from operating activities in the quarterly period ended December 31, 1998, primarily due to improvement in collection of accounts receivable and liquidation of excess inventories.

The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with the year to date cash flow covenant of $250,000 as of December 31, 1998 and received a waiver from Fleet on February 12, 1999 for non-compliance with such covenant.

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Management believes that cash on hand and the availability of credit from Fleet Financial Corporation will be adequate for the Company to meet its financial obligations on a timely basis during fiscal 1999.


VENDOR RELATIONS

The marketing and selling efforts of AmeriQuest concentrate on a limited number of key manufacturers including Acer, American Power, Digi-board, Hewlett Packard, IBM, Multitech, Okidata, Unisys, and Wyse. With this strategy the company is able to maintain a superior level of solution or application expertise on products from these manufacturers. Additionally, the Company sources significant volumes of other vendors products from fulfillment distributors to complete solutions.

AmeriQuest, during the past year, had maintained both reseller and distribution agreements with IBM for mid-range systems. The Company withdrew from IBM's mid range distribution program on August 31, 1998. However, the Company continues to distribute IBM's networking products and resell, rather than distribute, IBM's mid-range systems.

The Company sells the Hewlett Packard ("HP") Netserver and Vectra product, not as a distributor since August 31, 1998, but as a partner with HP and is required to purchase products from one of HP's larger fulfillment distributors. This arrangement affords greater product availability as well as a broader range of products. In the short term, this arangement has impacted product pricing and marketing funding. However, the Company believes that there is a strong possibility that product margins can be maintained or increased as a result of better product availability, buying power, and purchasing arrangements.

During the calendar year 1998, Unisys chose to limit its distribution agreements to only two distributors, one of which is AmeriQuest. AmeriQuest also expanded its relationship with Unisys by negotiating a corporate account reseller ("CAR") agreement which allows AmeriQuest to sell Unisys products, that are not available to AmeriQuest's resellers, directly to end users. The CAR allows the Company to serve as the "silent partner" of the Company's resellers by being able to sell products directly to the reseller's end users when the reseller is unable and desires AmeriQuest to do so.

                         AMERIQUEST TECHNOLOGIES, INC.

                               DECEMBER 31, 1998

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 4, 1999, AmeriQuest received notice of suit of Techmedia Computer Systems Corporation vs. AmeriQuest Technologies, Inc., Orange County Superior Court of the State of California, No. 804507, filed January 19, 1999. The suit by a discontinued vendor against AmeriQuest involves suit for breach of contract, for goods sold and delivered at agreed price and for amount due on stated account by Plaintiff. AmeriQuest management believes that such proceedings have no merit and will not have a material adverse effect on AmeriQuest's financial position and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         AmeriQuest Technologies, Inc.


February 15, 1999
                                                         /s/  ALEXANDER C. KRAMER


                                                              Alexander C. Kramer
                                                              Chief Executive Officer


February 15, 1999
                                                         /s/  JON D. JENSEN


                                                              Jon D. Jensen
                                                              Chief Operating Officer,
                                                              Chief Financial Officer and Secretary