Form 10-Q
period 1999-03-31
AMERIQUEST TECHNOLOGIES INC
filed 1999-05-14
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from ___________ to ____________.


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


     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days. Yes X No

     At May 7, 1999 there were 66,881,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                                    FORM 10-Q

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                      MARCH 31,        SEPTEMBER 30,
                                                                                      ---------        -------------
                                   ASSETS                                               1999               1998
                                   ------                                               ----               ----



Current Assets:
---------------
   Cash and cash equivalents ..................................................        $     308         $     755
   Accounts receivable, less allowance for doubtful accounts of $270
     and $609, respectively ...................................................            5,771             6,535
   Inventories ................................................................            3,338             4,191
   Prepaid and other current assets ...........................................              381               354
                                                                                       ---------         ---------
          Total current assets ................................................            9,798            11,835
                                                                                       ---------         ---------

Property and equipment, net ...................................................              927               799
Other assets ..................................................................              324               321
                                                                                       ---------         ---------
          Total assets ........................................................        $  11,049         $  12,955
                                                                                       =========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
--------------------
   Lines of credit ............................................................        $      --         $      --
   Accounts payable ...........................................................            2,076             2,132
   Other current liabilities ..................................................            1,175             1,805
                                                                                       ---------         ---------
          Total current liabilities ...........................................            3,251             3,937
                                                                                       ---------         ---------

Stockholders' Equity
--------------------
Common stock, $.01 par value; 200,000,000 shares authorized;
    66,881,906 shares issued and outstanding ..................................              669               669
Additional paid-in capital ....................................................          174,383           174,383
Accumulated deficit ...........................................................         (167,255)         (166,034)
                                                                                       ---------         ---------
          Total stockholders' equity ..........................................            7,797             9,018
                                                                                       ---------         ---------

           Total liabilities and stockholders' equity .........................        $  11,049         $  12,955
                                                                                       =========         =========

                          AMERIQUEST TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         ------------------                ----------------
                                                                              MARCH 31                         MARCH 31
                                                                              --------                         --------
                                                                        1999            1998            1999             1998
                                                                        ----            ----            ----             ----

Net Sales .....................................................    $     12,560     $     13,581     $     24,364     $     29,111

Cost of Sales .................................................          11,709           12,157           22,403           26,254
                                                                   ------------     ------------     ------------     ------------

     Gross Profit .............................................             851            1,424            1,960            2,857

Operating Expenses:
     Selling, General and Administrative ......................           1,530            1,299            3,181            2,728
                                                                   ------------     ------------     ------------     ------------

        Income (Loss) from Operations .........................            (679)             125           (1,221)             129

Interest Income                                                              16               69               35              160

Interest Expense                                                             15              105               35              105
                                                                   ------------     ------------     ------------     ------------

      Net Income (loss) .......................................    $       (678)    $         89     $     (1,221)    $        184
                                                                     ==========       ==========       ==========       ==========

Dividends on Preferred Stock ..................................              --             (525)              --           (1,050)
                                                                   ------------     ------------     ------------     ------------

Net Loss to Common Stockholders ...............................    $       (678)    $       (436)    $     (1,221)    $       (866)
                                                                   ------------     ------------     ------------     ------------

Basic Loss per Common Share ...................................    $      (0.01)    $      (0.01)    $      (0.02)    $      (0.01)
                                                                   ------------     ------------     ------------     ------------

Diluted Loss per Common Share .................................    $      (0.01)    $      (0.01)    $      (0.02)    $      (0.01)
                                                                   ------------     ------------     ------------     ------------

Basic Common Shares Outstanding (Note 2) ......................      66,881,906       66,881,906       66,881,906       66,881,906
                                                                   ------------     ------------     ------------     ------------

Diluted Common Shares Outstanding (Note 2) ....................      66,881,906       66,881,906       66,881,906       66,881,906
                                                                   ------------     ------------     ------------     ------------

                          AMERIQUEST TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                 ------------------        ----------------
                                                                                       MARCH 31                 MARCH 31
                                                                                       --------                 --------
                                                                                   1999        1998         1999         1998
                                                                                   ----        ----         ----         ----
Cash flow from operating activities:
------------------------------------
Net Income (loss) ..........................................................    $   (678)    $     89     $ (1,221)    $    184
                                                                                --------     --------     --------     --------
Gain on sale of subsidiaries ...............................................          --           --           --         (184)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
     Depreciation and amortization .........................................          67           82          131          162
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable ............................        (686)         (26)         764          (89)
     (Increase) decrease in inventories ....................................         243         (271)         853       (8,354)
     (Increase) decrease in other assets ...................................        (154)        (569)         (30)      (1,284)
     (Decrease) in accounts payable and accrued expenses ...................        (164)      (1,529)        (686)      (4,968)
                                                                                --------     --------     --------     --------

     Net cash provided by (used in) operating activities ...................      (1,372)      (2,224)        (188)     (14,533)
                                                                                --------     --------     --------     --------

Cash flow from investing activities:
------------------------------------
     Net cash received from sale of subsidiaries
                                                                                      --           --           --          450
     Capital expenditures ..................................................         (57)         (27)        (259)         (65)
                                                                                --------     --------     --------     --------

          Net cash provided by (used in) investing activities ..............         (57)         (27)        (259)         385
                                                                                --------     --------     --------     --------

Cash flow from financing activities:
------------------------------------
     Net borrowings (repayment) under lines of credit ......................          --          302           --        9,591
                                                                                --------     --------     --------     --------

     Net cash provided by (used in) financing activities ...................          --          302           --        9,591
                                                                                --------     --------     --------     --------

Net increase (decrease) in cash and cash equivalents .......................      (1,429)      (1,949)        (447)      (4,557)
                                                                                --------     --------     --------     --------

Cash and cash equivalents at beginning of period ...........................       1,737        5,072          755        7,680
                                                                                --------     --------     --------     --------
Cash and cash equivalents at end of period .................................    $    308     $  3,123     $    308     $  3,123
                                                                                ========     ========     ========     ========

                Supplemental Disclosures of Cash Flow Information
                -------------------------------------------------

Interest on lines of credit:

         During the six months ended March 31, 1999 and 1998, the Company paid interest of $35 and $105, respectively.

Income taxes:

         During the six months ended March 31, 1999 and 1998, the Company made no income tax payments.

                          AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

(1) BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. ("AmeriQuest" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the six month period ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1999.

(2) LOSS PER SHARE

The Company calculates net income (loss) pre share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 128 requires a dual presentation of "basic" and "diluted" earnings per share. Basic EPS is computed by dividing net income (loss) less dividends on preferred stock by the weighted average number of common shares outstanding during the period. When dilutive, options are considered as common shares equivalents, calculated using the treasury stock method and are included in the calculation of diluted net income per share. Diluted loss per common share is computed using the "if-converted method" applicable for convertible preferred stock. For the six months ended March 31, 1999 and 1998, no common stock equivalents are included in the calculation of dilutive earnings per share as they are antidilutive.


(3) LINES OF CREDIT

At March 31, 1999, the Company had no borrowings against its line of credit with Fleet Financial Corporation ("Fleet"). The terms of the Fleet Financial Corporation ("Fleet") lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with certain covenants as of March 31, 1999 and received a waiver from Fleet on May 5, 1999 for non-compliance with such covenants.


(4) NEED FOR ADDITIONAL REVENUE

It is important to note that the Company was not profitable in the quarter and has not been profitable in prior quarterly periods without the benefit of reversal of restructuring and other reserves, and management estimates that a 25% increase in sales will be required in order for the Company to achieve operating profitability at its current cost structure, margin and product mix. The Company's objective is to achieve improvement through its new "solution" selling method and associated sales force restructuring, but no assurance can be given that such a sales increase or improved product mix will occur or that operating profitability will be maintained on a consistent basis.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1999


(5) ACQUISITION OF COMPUTER 2000 AG MAJORITY STOCK HOLDINGS BY SENIOR MANAGEMENT

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

                                 MARCH 31, 1999

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

AmeriQuest is a valued-added wholesale distributor of mid-range, Unix and NT server systems, networking systems, storage sub-systems, printers and related products to value-added resellers ("VARs") and systems integrators. Mid-range computers and servers range in price from $5,000 to $800,000. AmeriQuest markets, sells and supports a variety of products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the customer. AmeriQuest's strategy is to emphasize the sale of complete "solutions" for its customers and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, installation and post-sale technical support services. AmeriQuest also provides a variety of programs and seminars designed to enhance its customers' technical capabilities.

The Company had a net loss of $678,000 and net sales of $12,560,000 for the quarter ended March 31, 1999 compared to net income of $89,000 (which included reversal of accruals and restructuring reserves of $250,000) and net sales of $13,581,000 for the quarter ended March 31, 1998.

The Company had a net loss of $1,221,000 and net sales of $24,364,000 for the six months ended March 31, 1999 compared to net income of $171,000 (which included reversal of accruals and restructuring reserves of $250,000, significant bad debt recoveries and a $184,000 gain on sale of AmeriQuest's Asian subsidiaries) and net sales of $29,111,000 for the six months ended March 31, 1998.

It is important to note that the Company was not profitable in the quarter and has not been profitable in prior quarterly periods without the benefit of reversal of restructuring and other reserves, and management estimates that a 25% increase in sales will be required in order for the Company to achieve operating profitability at its current cost structure, margin and product mix. The Company's objective is to achieve improvement through its new "solution" selling method and associated sales force restructuring, but no assurance can be given that such a sales increase or improved product mix will occur or that operating profitability will be maintained on a consistent basis.

                      -------------------------------------

     The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                                           PERCENT OF SALES
                                                                           ----------------
                                                                   THREE MONTHS           SIX MONTHS
                                                                   ------------           ----------
                                                                       ENDED                ENDED
                                                                       -----                -----
                                                                     MARCH 31,             MARCH 31
                                                                     ---------             --------
                                                                   1999      1998      1999        1998
                                                                   ----      ----      ----        ----
Net sales.......................................................   100.0    100.0      100.0       100.0
Cost of sales...................................................    93.2     89.5       92.0        90.2
Gross profit....................................................     6.8     10.5        8.0         9.8
Selling, general and administrative.............................    12.2      9.6       13.1         9.4
Interest income (expense), net .................................     0.0     (0.4)       0.0         0.1
Net Income (Loss) ..............................................    (5.4)     0.6       (5.0)        0.6

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1999

RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED MARCH 31, 1999

Revenues for the second quarter increased to $12,560,000 compared to $11,804,000 in the previous quarter ended December 31, 1998. The revenue increase occurred across most vendor lines and resulted in part from the efforts of the Company's recently expanded and restructured sales force towards "solution" selling with a focus on client server, networking, and storage products and services revenues. Sales for the quarter ended March 31, 1999 declined by 8% from $13,581,000 for the quarter ended March 31, 1998. However, net sales of the Company's new focus replaced 99% of the prior year's approximately $3,635,000 of net sales from discontinued vendors (including the IBM 2nd tier RS6000 business) as the prior year quarter also included revenue of $980,000 relating to the liquidation of excess inventory.

Cost of sales increased to 93.2% of sales for the quarter ended March 31, 1999 compared to 89.5% of sales in the same quarter for the prior year, primarily as a result of the unfavorable change in vendor sales mix compared to the year ago quarter. Gross profit performance for the current quarter was thus degraded, compared to the year ago quarter, and reflects the delay in the desired transition of the Company's recently expanded sales force towards higher margin "solution" selling with a focus on client server, networking, storage products and services revenues, and away from low margin commodity type sales.

Selling, general and administrative expenses of $1,463,000 decreased by $4,000 for the quarter ended March 31, 1999 compared to $1,467,000 for the same quarter of the prior year, before consideration of reversal of accruals and restructuring reserves of $250,000 included in that period.

Depreciation and amortization of $67,000 for the quarter ended March 31, 1999 decreased from $82,000 in the quarter ended March 31, 1998.

Net interest income of $1,000 in the quarter ended March 31, 1999 compares to net interest expense of $36,000 for the quarter ended March 31, 1998.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999

Sales of $24,364,000 for the first six months ended March 31, 1999 declined by $4,747,000, or 16%, compared to $29,111,000 for the first six months of the prior fiscal year. As the prior year first half sales included revenue of $980,000 relating to the liquidation of excess inventory and $8,835,000 of net sales from discontinued vendors (including the IBM 2nd tier RS6000 business), the Company has replaced 43% of the non-recurring revenue from fiscal 1998. Most of the revenue improvement occured in the second quarter.

Cost of sales increased to 92% of sales for the six months ended March 31, 1999 compared to 90% of sales in the same six months for the prior year, primarily as a result of the unfavorable change in vendor sales mix compared to the year ago six month period that included a higher proportion of client server revenue. Gross profit performance for the six months ended March 31, 1999 continues to reflect the delay in the desired transition of the Company's sales force towards higher margin "solution" selling with a focus on client server, networking, storage products and services revenues, and away from low margin commodity type sales of the prior year.

Selling, general and administrative expenses of $3,050,000 increased by $236,000 for the six months ended March 31, 1999 compared to $2,816,000 for the same six months of the prior year before consideration of reversal of accruals and restructuring reserves of $250,000 included in that period. Significant bad debt recoveries and a $184,000 gain on sale of AmeriQuest's Asian subsidiaries in the prior year also reduced operating expense for the prior six month period.

Depreciation and amortization of $131,000 for the six months ended March 31, 1999 decreased from $162,000 in the six months ended March 31, 1998.

Interest income, net of interest expense, was $0 in the six months ended March 31, 1999 and compares to net interest income of $55,000 for the six months ended March 31, 1998.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1999

INCOME TAXES

No income tax benefit was recorded on the net operating loss for the three months and six months ended March 31, 1999 and the operating profit for March 31, 1998, as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.


VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's net sales and earnings may be subject to material volatility, particularly on a quarterly basis. In addition the decisions to close former businesses could involve unforseeable additional expenses and impede the prospects for the Company to obtain the additional sales needed to consistently achieve operating profitablity.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $308,000 in cash and had no outstanding borrowings under its existing lines of credit.

The Company used $1,372,000 of cash in operating activities in the quarterly period ended March 31, 1999, primarily due to funding of the operating loss, rapid payment of vendors, and an increase in accounts receivable due to high sales in March.

The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with certain covenants as of March 31, 1999 and received a waiver from Fleet on May 5, 1999 for non-compliance with such covenants.

Management believes that cash on hand and the availability of credit from Fleet will be adequate for the Company to meet its financial obligations on a timely basis during fiscal 1999.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1999

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

AmeriQuest, during the past year, had maintained both reseller and distribution agreements with IBM for mid-range systems. The Company withdrew from IBM's mid range distribution program on August 31, 1998 and withdrew from its program to distribute IBM's networking products on March 31, 1999. However, the Company continues to resell, rather than distribute, IBM's mid-range systems and networking products.

Since August 31, 1998 the Company has sold the Hewlett Packard ("HP") Netserver and Vectra product, as a reseller rather than as a distributor, and is required to purchase products from one of HP's larger fulfillment distributors. This arrangement affords greater product availability as well as a broader range of products. In the short term, this arangement has impacted product pricing and marketing funding. However, the Company believes that there is a strong possibility that product margins can be maintained or increased as a result of better product availability, buying power, and purchasing arrangements.

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

State of Readiness. To date, AmeriQuest has made a preliminary assessment of the Year 2000 readiness of mission critical third party software and hardware used by the Company. The Company has taken steps to upgrade such software and hardware used by the Company known to it not to be Year 2000 compliant or where the manufacturer of such software or hardware has provided upgrades to the Company. In addition, AmeriQuest has performed a Year 2000 simulation on all such software and hardware. The Company has similarly tested all mission critical software and hardware with respect to leap year calculations. The Company believes that, based on upgrades performed to date and/or upgrades provided by the manufacturer, all mission critical software and hardware used by the Company is either Year 2000 compliant or the Company has taken steps to upgrade or replace such systems so that they are Year 2000 compliant. Such upgrades or replacements were completed during the second quarter of fiscal 1999.

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

Risks. Except where plans have been made to upgrade or replace software and hardware that is not Year 2000 compliant, AmeriQuest is not currently aware of any Year 2000 compliance problems relating to third party software, hardware and services used by the Company that would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will not discover Year 2000 compliance problems in third party software, hardware and services used by the

                          AMERIQUEST TECHNOLOGIES, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999



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

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 1999

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AmeriQuest Technologies, Inc.


May 14, 1999
                                    /s/ ALEXANDER C. KRAMER


                                        Alexander C. Kramer
                                        Chief Executive Officer


May 14, 1999
                                    /s/ JON D. JENSEN


                                        Jon D. Jensen
                                        Chief Operating Officer,
                                        Chief Financial Officer and Secretary