Form 10-Q
period 1999-06-30
AMERIQUEST TECHNOLOGIES INC
filed 1999-08-10
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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


     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days. Yes X No __

     At August 6, 1999 there were 66,881,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                                    FORM 10-Q

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             JUNE 30,       SEPTEMBER 30,
                                                                             --------       -------------
                               ASSETS                                          1999             1998
                               ------                                          ----             ----

Current Assets:
---------------
   Cash and cash equivalents .......................................        $     414         $     755
   Accounts receivable, less allowance for doubtful accounts of $277
     and $609, respectively ........................................            7,212             6,535
   Inventories .....................................................            3,567             4,191
   Prepaid and other current assets ................................              291               354
                                                                            ---------         ---------
          Total current assets .....................................           11,484            11,835
                                                                            ---------         ---------

Property and equipment, net ........................................              912               799
Other assets .......................................................              325               321
                                                                            ---------         ---------
          Total assets .............................................        $  12,721         $  12,955
                                                                            =========         =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
--------------------
   Lines of credit .................................................        $   1,914         $      --
   Accounts payable ................................................            2,026             2,132
   Other current liabilities .......................................            1,081             1,805
                                                                            ---------         ---------
          Total current liabilities ................................            5,021             3,937
                                                                            ---------         ---------

Stockholders' Equity
--------------------
Common stock, $.01 par value; 200,000,000 shares authorized;
    66,881,906 shares issued and outstanding .......................              669               669
Additional paid-in capital .........................................          174,383           174,383
Accumulated deficit ................................................         (167,352)         (166,034)
                                                                            ---------         ---------
          Total stockholders' equity ...............................            7,700             9,018
                                                                            ---------         ---------

           Total liabilities and stockholders' equity ..............        $  12,721         $  12,955
                                                                            =========         =========

                          AMERIQUEST TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                            ------------------                          -----------------
                                                                  JUNE 30                                    JUNE 30
                                                                  -------                                    -------
                                                       1999                   1998                 1999                   1998
                                                       ----                   ----                 ----                   ----

Net Sales ....................................     $     15,761          $     18,260          $     40,125          $     47,371

Cost of Sales ................................           14,177                16,300                36,580                42,554
                                                   ------------          ------------          ------------          ------------

     Gross Profit ............................            1,584                 1,960                 3,545                 4,817

Operating Expenses:
     Selling, General and Administrative .....            1,641                 1,595                 4,822                 4,323
                                                   ------------          ------------          ------------          ------------

        Income (Loss) from Operations ........              (57)                  365                (1,277)                  494

Interest Income
                                                              2                    37                    37                   197
Interest Expense
                                                             43                   340                    78                   445
                                                   ------------          ------------          ------------          ------------

      Net Income (loss) ......................     $        (98)         $         62          $     (1,318)         $        246
                                                   ============          ============          ============          ============

Dividends on Preferred Stock .................               --                  (525)                   --                (1,575)
                                                   ------------          ------------          ------------          ------------

Net Loss to Common Stockholders ..............     $        (98)         $       (463)         $     (1,318)         $     (1,329)
                                                   ------------          ------------          ------------          ------------

Basic Loss per Common Share ..................     $      (0.00)         $      (0.01)         $      (0.02)         $      (0.02)
                                                   ------------          ------------          ------------          ------------

Diluted Loss per Common Share ................     $      (0.00)         $      (0.01)         $      (0.02)         $      (0.02)
                                                   ------------          ------------          ------------          ------------

Basic Common Shares Outstanding (Note 2) .....       66,881,906            66,881,906            66,881,906            66,881,906
                                                   ------------          ------------          ------------          ------------

Diluted Common Shares Outstanding (Note 2) ...       66,881,906            66,881,906            66,881,906            66,881,906
                                                   ------------          ------------          ------------          ------------

                          AMERIQUEST TECHNOLOGIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   ------------------          -----------------
                                                                                        JUNE 30                      JUNE 30
                                                                                        -------                      -------
                                                                                    1999         1998          1999          1998
                                                                                    ----         ----          ----          ----
Cash flow from operating activities:
------------------------------------
Net Income (loss) ..........................................................      $   (98)      $    62       $(1,318)      $   246
                                                                                  -------       -------       -------       -------
Gain on sale of subsidiaries ...............................................           --            --            --          (184)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
     Depreciation and amortization .........................................           82            79           213           241

Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable ............................       (1,441)        1,086          (677)          997
     (Increase) decrease in inventories ....................................         (229)        8,019           624          (335)
     (Increase) decrease in other assets ...................................           89          (134)           59        (1,418)
     (Decrease) in accounts payable and accrued expenses ...................         (144)       (1,525)         (830)       (6,493)
                                                                                  -------       -------       -------       -------

     Net cash provided by (used in) operating activities ...................       (1,741)        7,587        (1,929)       (6,946)
                                                                                  -------       -------       -------       -------

Cash flow from investing activities:
------------------------------------
     Net cash received from sale of subsidiaries
                                                                                       --            --            --           450
     Capital expenditures ..................................................          (67)           (2)         (326)          (67)
                                                                                  -------       -------       -------       -------

          Net cash provided by (used in) investing activities ..............          (67)           (2)         (326)          383
                                                                                  -------       -------       -------       -------

Cash flow from financing activities:
------------------------------------
     Net borrowings (repayment) under lines of credit ......................        1,914        (7,998)        1,914         1,593
                                                                                  -------       -------       -------       -------

     Net cash provided by (used in) financing activities ...................        1,914        (7,998)        1,914         1,593
                                                                                  -------       -------       -------       -------

Net increase (decrease) in cash and cash equivalents .......................          106          (413)         (341)       (4,970)
                                                                                  -------       -------       -------       -------

Cash and cash equivalents at beginning of period ...........................          308         3,123           755         7,680
                                                                                  -------       -------       -------       -------
Cash and cash equivalents at end of period .................................      $   414       $ 2,710       $   414       $ 2,710
                                                                                  =======       =======       =======       =======

                Supplemental Disclosures of Cash Flow Information
                -------------------------------------------------
Interest on lines of credit:
    During the nine months ended June 30, 1999 and 1998, the Company paid interest of $78 and $445, respectively.

Income taxes:
    During the nine months ended June 30, 1999 and 1998, the Company made no income tax payments.

                          AMERIQUEST TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

The results of operations and cash flows for the nine month period ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1999.

(2) LOSS PER SHARE

The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 128 requires a dual presentation of "basic" and "diluted" earnings per share. Basic EPS is computed by dividing net income (loss) less dividends on preferred stock by the weighted average number of common shares outstanding during the period. When dilutive, options are considered as common shares equivalents, calculated using the treasury stock method and are included in the calculation of diluted net income per share. Diluted loss per common share is computed using the "if-converted method" applicable for convertible preferred stock. For the nine months ended June 30, 1999 and 1998, no common stock equivalents are included in the calculation of dilutive earnings per share as they are antidilutive.


(3) LINES OF CREDIT

At June 30, 1999, the Company had borrowings of $1,914,000 against its line of credit with Fleet Financial Corporation ("Fleet"). The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with certain covenants as of June 30, 1999 and received a waiver from Fleet on July 27, 1999 for non-compliance with such covenants. Non-compliance is anticipated to continue through fiscal year end.


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

                                  JUNE 30, 1999

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

AmeriQuest is a valued-added wholesale distributor of mid-range, Unix and NT server systems, networking systems, storage sub-systems, printers, related products and "Silent Partner(TM)" services to value-added resellers ("VARs") and systems integrators. Mid-range computers and servers range in price from $5,000 to $800,000. AmeriQuest markets, sells and supports a variety of products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the customer. AmeriQuest's strategy is to emphasize the sale of complete "solutions" for its customers and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, installation and post-sale technical support services. AmeriQuest also provides a variety of programs and seminars designed to enhance its customers' technical capabilities.

The Company had a net loss of $98,000 and net sales of $15,761,000 for the quarter ended June 30, 1999 compared to net income of $62,000 and net sales of $18,260,000 for the quarter ended June 30, 1998. The fiscal 1999 third quarter loss was substantially reduced by two one time benefits, which were a $236,000 recovery of bad debt and recovery of inventory reserves of $398,000 related to the return of excess inventory. Without these items, the net loss for the third quarter of fiscal 1999 would have been $732,000 or $0.01 per share. The prior year quarterly profit also included reversal of certain accruals and reserves related to inventory liquidation

The Company had a net loss of $1,318,000 and net sales of $40,125,000 for the nine months ended June 30, 1999 compared to net income of $246,000 (which included reversal of accruals and reserves, significant bad debt recoveries and a $184,000 gain on sale of AmeriQuest's Asian subsidiaries) and net sales of $47,371,000 for the nine months ended June 30, 1998.

It is important to note that the Company was not profitable in the quarter and has not been profitable in prior quarterly periods without the benefit of reversal of reserves, and management estimates that a significant increase in revenue and/or gross profit margins will be required in order for the Company to achieve operating profitability on a consistent basis at its current cost structure and product mix. The Company's objective is to achieve improvement in margin and product mix through its new "solution" selling method and to increase higher margin revenues generated by its "Silent Partner(TM)"services, but no assurance can be given that such a revenue or gross profit increase will occur or that operating profitability will be maintained on a consistent basis.

                      -------------------------------------

     The following table sets forth certain items in the Consolidated Condensed Statements of Income as a percent of net sales.

                                                   PERCENT OF SALES
                                                   ----------------
                                         THREE MONTHS                 NINE MONTHS
                                         ------------                 -----------
                                             ENDED                       ENDED
                                             -----                       -----
                                           JUNE 30,                     JUNE 30
                                           --------                     -------
                                      1999           1998         1999          1998
                                      ----           ----         ----          ----
Net sales .........................   100.0         100.0         100.0         100.0
Cost of sales .....................    89.9          89.3          91.2          89.8
Gross profit ......................    10.1          10.7           8.8          10.2
Selling, general and administrative    10.4           8.7          12.0           9.1
Interest income (expense), net ....    (0.3)         (1.7)         (0.1)         (0.6)
Net Income (Loss) .................    (0.6)          0.3          (3.3)          0.5

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1999

RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED JUNE 30, 1999

Revenues for the third quarter increased to $15,761,000 compared to $12,560,000 in the previous quarter ended March 31, 1999. The revenue increase occurred across most vendor lines and resulted in part from the efforts of the Company's recently expanded and restructured sales force towards "solution" selling with a focus on client server, networking, and storage products and services revenues. Sales for the quarter ended June 30, 1999 declined by 13.7% from $18,260,000 for the quarter ended June 30, 1998. However, net sales of the prior year quarter included revenue of $6,017,000 relating to the liquidation of excess inventory. Accordingly, the Company's recurring revenue for the quarter ended June 30, 1999, increased by 28.7% over the quarter ended June 30, 1998 on an adjusted basis of $12,243,000.

Cost of sales increased to 89.9% of sales for the quarter ended June 30, 1999 compared to 89.3% of sales in the same quarter for the prior year, primarily as a result of the unfavorable change in vendor sales mix (net sales of $2,459,000 from the discontinued IBM 2nd tier RS6000 business was replaced by business at slightly lower gross margins) compared to the year ago quarter.

Gross profit performance for the current quarter improved to 10.0% compared to 6.8% in the quarter ended March 31, 1999 due to a more favorable product mix and from the recovery of inventory reserves of $398,000 from return of excess inventory. The desired transition resulting from expansion and restructuring of the Company's sales force towards "solution" and services selling with its concomitant higher margins, and away from low margin commodity type sales, while beginning to show improvement, is not yet complete.

Selling, general and administrative expenses of $1,641,000 (net of the benefit of bad debt recovery of $236,000) increased by $46,000 for the quarter ended June 30, 1999 compared to $1,595,000 for the same quarter of the prior year.

Depreciation and amortization of $82,000 for the quarter ended June 30, 1999 increased from $79,000 in the quarter ended June 30, 1998.

Net interest expense of $41,000 in the quarter ended June 30, 1999 compares to net interest expense of $303,000 for the quarter ended June 30, 1998.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1999

Sales of $40,125,000 for the nine months ended June 30, 1999 declined by $7,246,000 compared to $47,371,000 for the nine months of the prior fiscal year. As the prior year nine month sales included revenue of $6,997,000 relating to the liquidation of excess inventory, the Company has effectively replaced revenue from discontinued vendors, including the IBM 2nd tier business, when compared to adjusted revenue from fiscal 1998 of $40,374,000.

Cost of sales increased to 91.2% of sales for the nine months ended June 30, 1999 compared to 90.8% of sales in the same nine months for the prior year, primarily as a result of the unfavorable change in vendor sales mix compared to the year ago nine month period that included a higher proportion of client server revenue. Gross profit performance for the nine months ended June 30, 1999 continues to reflect the delay in the desired transition of the Company's sales force towards higher margin "solution" selling with a focus on client server, networking, storage products and services revenues, and away from low margin commodity type sales of the prior year.

Selling, general and administrative expenses of $4,822,000 increased by $499,000 for the nine months ended June 30, 1999 compared to $4,323,000 for the same nine months of the prior year. Significant bad debt recoveries reduced operating expense for both of the nine month periods.

Depreciation and amortization of $213,000 for the nine months ended June 30, 1999 decreased from $241,000 in the nine months ended June 30, 1998.

Interest expense, net of interest income, was $41,000 in the nine months ended June 30, 1999 and compares to net interest expense of $248,000 for the nine months ended June 30, 1998.

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 1999
INCOME TAXES

No income tax benefit was recorded on the net operating loss for the three months and nine months ended June 30, 1999 and the operating profit for June 30, 1998, as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.


VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's net sales and earnings may be subject to significant volatility, particularly on a quarterly basis. In addition the decisions to close former businesses could impede the prospects for the Company to obtain the additional sales needed to consistently achieve operating profitability.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $414,000 in cash and had outstanding borrowings of $1,914,000 under its existing lines of credit.

The Company used $1,741,000 of cash in operating activities in the quarterly period ended June 30, 1999, primarily as a result of an increase in accounts receivable and inventory due to higher levels of sales during the quarter.

The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with certain covenants as of June 30, 1999 and received a waiver from Fleet on July 27, 1999 for non-compliance with such covenants. Non-compliance is anticipated to continue through fiscal year end.

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

AmeriQuest, during the past year, had maintained both reseller and distribution agreements with IBM for networking products. The Company withdrew from its program to distribute IBM's networking products on March 31, 1999. However, the Company continues to resell, rather than distribute, both IBM's mid-range systems and networking products. Also during the calendar year 1998, Unisys chose to limit its distribution agreements to only three distributors, one of which is AmeriQuest. AmeriQuest also expanded its relationship with Unisys by negotiating a corporate account reseller ("CAR") agreement which allows AmeriQuest to sell Unisys products, that are not available to AmeriQuest's resellers, directly to end users. The CAR allows the Company to serve as the "Silent Partner(TM)"of the Company's resellers by being able to sell products directly to the reseller's end users when the reseller desires AmeriQuest to do so.

                          AMERIQUEST TECHNOLOGIES, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999

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

State of Readiness. To date, AmeriQuest has made an assessment of the Year 2000 readiness of mission critical third party software and hardware used by the Company. The Company has taken steps to upgrade such software and hardware used by the Company known to it not to be Year 2000 compliant or where the manufacturer of such software or hardware has provided upgrades to the Company. In addition, AmeriQuest has performed a Year 2000 simulation on all such software and hardware. The Company has similarly tested all mission critical software and hardware with respect to leap year calculations. The Company believes that, based on upgrades performed to date and/or upgrades provided by the manufacturer, all mission critical software and hardware used by the Company is Year 2000 compliant. Such upgrades or replacements were completed during the second quarter of fiscal 1999.

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

                                  JUNE 30, 1999

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

                             AmeriQuest Technologies, Inc.


August 6, 1999
                             /s/ ALEXANDER C. KRAMER


                                 Alexander C. Kramer
                                 Chief Executive Officer


August 6, 1999
                                /s/ JON D. JENSEN


                                    Jon D. Jensen
                                    Chief Operating Officer,
                                    Chief Financial Officer and Secretary