Form 10-K405
period 1999-09-30
AMERIQUEST TECHNOLOGIES INC
filed 1999-12-30
CIK 764864

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ------------TO ------------

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

                                 (215) 658-8900
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                              TITLE OF EACH CLASS

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT: NONE
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 21, 1999 is approximately $6,525,000. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock of the Registrant.

     There were 67,841,906 shares of the Registrant's Common Stock outstanding as of December 21, 1999.

     The following document is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Annual Report on Form 10-K: the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS.

THE COMPANY

     AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest" or the "Company"), markets and sells products and services providing business information solutions for value-added resellers ("VARs") and systems integrators. AmeriQuest's strategy is to emphasize the sale of complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, logistics, start-up, installation and technical support services. AmeriQuest markets, sells and supports a variety of products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the ultimate customer. AmeriQuest also provides a variety of programs and seminars designed to enhance its clients' technical, marketing, logistical and financial capabilities.

     AmeriQuest currently markets and sells mid-range Unix and NT server systems, networking systems, storage sub-systems, printers and related products to VARs and systems integrators throughout the United States. Mid-range computers and servers range in price from $5,000 to $800,000. AmeriQuest focuses its marketing efforts on the products of a limited number of key vendors in order to become one of the leading distributors for each of its principal vendors. This enables AmeriQuest to develop product-specific technical expertise that enhances its value-added support services. AmeriQuest attempts to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

     AmeriQuest historically conducted its business through its subsidiaries, but in April, 1997, AmeriQuest decided to focus its resources on building the Advanced Systems Group in Pennsylvania and to close or sell all of the other divisions. This reorganization was materially completed in November, 1997. Following the reorganization, the Company became a more focused technical distributor of services and computer products providing value added solutions rather than a fulfillment distributor that relies on broad product lines and high volumes of commodity products.

     The Company maintains its principal executive offices at 2465 Maryland Road, Willow Grove, Pennsylvania 19090, and its telephone number is (215) 658-8900.

  CONTROL OF AMERIQUEST -- ACQUISITION OF COMPUTER 2000 AG MAJORITY STOCK HOLDINGS BY SENIOR MANAGEMENT

     On July 20, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and Jon Jensen (CFO and COO), acquired the 36,349,878 shares of AmeriQuest Common Stock owned by Computer 2000, Inc., a wholly-owned subsidiary of Computer 2000 AG (collectively referred to herein as "Computer 2000"), representing approximately 54% of total outstanding shares of AmeriQuest Common Stock following the redemption of certain Computer 2000 shares in connection with the transaction. The transaction was approved by the outside directors and by the full Board of Directors of AmeriQuest. In taking over majority control of AmeriQuest from Computer 2000, AmeriQuest's management arranged for a new $10 million asset-backed bank credit line for AmeriQuest. The Board of Directors of the Company also agreed to reserve 6.7 million shares of Common Stock for future issuance to AmeriQuest employees as incentive compensation pursuant to terms to be approved by outside directors of the Board.

STRATEGY

     The Company's current business focus is to increase the emphasis of providing value-added services such as engineering design and system configuration, installation capability, and marketing, financial and technical support, to its VAR and systems integrator client base, which improves its margins as compared to the margins of those distributors who provide for sale of equipment only. In addition, AmeriQuest will continue second tier product distribution in areas which minimize direct competition with the Company's largest competitors and to concentrate on selling higher-margin mid-range computer and client server systems, networking products and storage systems along with complementary and related individual computer components, and maintenance and leasing services. AmeriQuest has negotiated agreements with several vendors that allow the Company to serve as the "silent partner" of the Company's resellers by being able to sell products directly to the reseller's end users when the reseller cannot do so itself or desires AmeriQuest to do so.

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

PRODUCTS

     AmeriQuest seeks to sell products from nationally-recognized vendors that provide all the components most VARs and systems integrators require to fully configure their business information solutions. The following is a description of the major categories of products currently offered by AmeriQuest and the principal vendors of those products:

          CLIENT SERVERS AND PERSONAL COMPUTERS -- AmeriQuest offers a broad and diverse group of server, notebook, and desktop products manufactured by Acer, Compaq, Hewlett Packard, IBM and Unisys.

          COMMUNICATIONS AND NETWORKS -- AmeriQuest provides local and wide area network ("LAN/ WAN") certified engineering services, software and specialized hardware products manufactured by 3Com, Cisco, D-Link, Digi International, Hewlett Packard, IBM, Intel, Multi-Tech Systems and Nortel.

          CAS, NAS AND SAN STORAGE -- AmeriQuest offers a broad line of channel attached storage products, network attached storage products and storage attached network products from IBM, SMS and Unisys.

          PERIPHERALS AND SUPPLIES -- AmeriQuest distributes a broad line of laser, ink-jet and dot matrix printers, monitors, terminals, stand-by power supplies, accessories and supplies manufactured by numerous companies including Acer, American Power, Citizen, Genicom, Hansol, Hewlett Packard, Imation(3M), Lexmark, Okidata and Wyse.

          OPERATING SYSTEM AND APPLICATION SOFTWARE -- AmeriQuest sells a variety of operating systems and LAN software products generally as part of its client server systems sales. AmeriQuest has also commenced the sale of certain application software for Unix and mid-range systems. Among the manufacturers of these software products are Citrix, IBM, including AIX and Lotus Notes, Microsoft, Novell and SCO.

SERVICES

     AmeriQuest seeks to sell its services by providing all the elements most VARs and systems integrators require to sell business information solutions. Technical, marketing, logistical, and financial services are marketed and sold as a part of the company's "Silent Partner"(TM) services. These services are focused around Internet e-commerce solutions, high availability servers, and thin client computing. The following is a description of the major categories of services currently offered by AmeriQuest:

          TECHNICAL SERVICES -- AmeriQuest provides Systems Engineering and Integration Services to those clients who do not have the capability or capacity to design, configure or install business information system solutions with their own resources. AmeriQuest also provides an Open Systems Technology Center in its Willow Grove, PA facility for its clients to explore and test new technologies and various configurations and applications.

          MARKETING SERVICES -- AmeriQuest offers its VAR and systems integrator clients a "virtual marketing department" to generate opportunities, plans to sell services, and capability to provide Internet marketing tools.

          LOGISTICAL SERVICES -- AmeriQuest offers logistical services to its VAR and systems integrator clients by managing the entire scope of a project from product selection, procurement and packaging to staging of multiple ship point delivery and installation at its client's end-user.

          FINANCIAL SERVICES -- AmeriQuest expands the financial capabilities of its VAR and System Integrator clients by providing customer risk analysis; bonding and insurance; financial and business planning assistance; and, through its subsidiary, provides end-user leasing and technology upgrade programs. AmeriQuest also arranges for leasing and maintenance options offered by IBM, Hewlett Packard and Unisys for all products to clients and ultimate customers. By arranging for multiple financing options, including floor planning through a number of credit institutions, credit card purchases and an "assignment of proceeds" program, AmeriQuest can assist its clients in securing purchase orders in excess of what their normal credit facilities would otherwise allow.

VENDOR RELATIONS

     To maintain strong relationships with its principal vendors, AmeriQuest focuses on marketing the products of a limited number of key vendors. AmeriQuest selects its product lines to offer a total solution while minimizing competition among vendors' products, but maintains overlap to provide protection against product shortages or discontinuations. Accordingly, revenue from sale of products of our five leading vendors; Acer , Hewlett Packard (supplied by Pinacor), IBM (supplied by Pinacor), Okidata and Unisys, represented approximately 21%, 21.4%, 8.2%, 14.6%, and 5%, respectively, of the Company's revenue for the fiscal year ended September 30, 1999. The Company is focused on increasing its share of business represented by each of Acer, HP, IBM and Unisys and has made increases in its sales force to achieve such objective.

     AmeriQuest expanded its relationship with Unisys during fiscal 1999 by negotiating a corporate account reseller ("CAR") agreement which allows AmeriQuest to sell Unisys products that are not available to its resellers, directly to end users.

     During 1999, AmeriQuest scaled back its direct relationship with IBM to distribute IBM's networking products. The Company retained the right to sell IBM mid-range products, including RS6000, networking products and mass storage.

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

     AmeriQuest has continued to pursue a strategy to reduce inventory of non-core vendors and to satisfy its client's needs for non-core, supplemental or complementary products by concentrating its procurement efforts with one or more of the national fulfillment distributors.

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

SALES AND MARKETING

     The Company sells to more than 1,700 computer resellers. The Company's clients include VARs, corporate resellers, systems integrators, and consultants. AmeriQuest estimates that a majority of its sales are to VARs and systems integrators. The Company's smaller clients often do not have the resources to establish a large number of direct purchasing relationships or to stock significant product inventories. Consequently, they tend to purchase a high percentage of their products from distributors. Larger resellers often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. AmeriQuest has chosen to satisfy its client's needs for supplemental and complementary products by concentrating the Company's procurement efforts with one of the large, national fulfillment distributors. No client has accounted for more than ten percent of AmeriQuest's net sales during the 1999, 1998, or 1997 fiscal years. Sales by AmeriQuest are not seasonal to any material extent.

     Since the change in control in July, 1998, management of the Company has been able to fill vacancies in the sales staff. During the cost and overhead reduction period that lasted from April, 1997 to June of 1998, the sales force had declined to 12 people. On February 1, 1999 a very experienced executive, Michael J. McCarthy, was recruited to serve as the Vice President of Sales and Marketing. Under his leadership, the sales staff has been increased to 25 currently, with training and selection of such staff oriented toward the market, service and product focus earlier described.

     Compensation for sales personnel is largely based on the gross profits generated from sales. All of AmeriQuest's sales personnel receive technical training and are responsible for developing new accounts and serving established accounts. AmeriQuest places some emphasis on telemarketing, but most of the Company's new sales personnel operate in the field.

OPERATIONS AND CUSTOMER SERVICES

     Through the Company's business as a provider of services and quality products for business information solutions, clients are offered a single source of supply, prompt delivery, financing programs, engineering services, marketing assistance, logistical support, customer leasing and maintenance and client support.

     CUSTOMER ORDER ENTRY. Client orders are generally made by a toll-free telephone call with a sales representative in AmeriQuest's sales offices, and the order is entered into AmeriQuest's computer system. The sales representative has access to available information on inventory and client credit status and, upon reviewing this data, can enter the order immediately. Shipment is usually made the same day, except on orders that require assembly and testing or purchase from a vendor. Clients may also pick up their orders at the designated warehouse. All orders are handled on a prepayment, C.O.D. or credit basis depending on the client's creditworthiness and previous payment history. In addition, AmeriQuest assists some resellers in obtaining equipment financing through leasing or third-party floor planning programs from Deutsche Financial

Services, IBM Credit Corporation, AT&T Capital, Leasetech (Unisys), the FINOVA Group, Inc. and Transamerica Inventory Finance. Because of AmeriQuest's prompt delivery times, it does not generally maintain a substantial order backlog.

     PROMPT DELIVERY. In most geographic areas serviced by the Company, orders received by 5:00 p.m. local time are typically shipped the same day, provided the required inventory is in stock. AmeriQuest typically delivers products directly from its vendors, or its Willow Grove, Pennsylvania or Atlanta, Georgia warehouses via United Parcel Service and other common carriers, with customers in key commercial regions of the United States receiving orders within one to two business days of shipment. AmeriQuest also will provide overnight air handling if requested and paid for by the client. These services allow clients to minimize inventory investment yet provide responsive service to their customers. AmeriQuest is also able to provide a fulfillment service so that orders are shipped directly to a client's customer, thereby reducing the need for clients to maintain inventories of certain products.

     CUSTOMER SUPPORT. The Company currently offers clients a single source for competitively priced hardware and software products from numerous vendors. By purchasing from the Company, the client only needs to comply with a single set of ordering, billing and product return procedures. The Company also provides training and product information to its clients.

     AmeriQuest permits the return of products within certain time limits and under certain conditions subject to a restocking charge, provided that the products are unused. Products that are defective upon arrival are handled on a manufacturers' warranty return basis without any restocking charge.

     AmeriQuest offers its clients warranty return rights that reflect those that are offered by each manufacturer's individual warranty program. This pass-through of manufacturers' warranties is one of the value-added services that AmeriQuest provides.

COMPETITION

     Competition in the technical, as opposed to fulfillment only, distribution of services and mid-range computer systems is limited, but intense. Principal national distributors in the technical distribution of mid-range, Unix and NT server systems, networking systems, storage sub-systems, printers and related products with which the Company competes include Western Micro, Jones Business Systems, and Westcon. Many of the technical distributors have greater financial resources than the Company. Additionally it is reasonable to expect that the large broad-line fulfillment distributors such as Ingram Micro Inc., Merisel, Inc., Pinacor and Tech Data Corporation, which have substantially greater financial resources than AmeriQuest, may enter the market in pursuit of the greater gross profit margins of technical distribution.

     Competition is primarily based upon availability of product, price, technical support and other support services. AmeriQuest believes that it is generally competitive with respect to each of these factors and that its principal, competitive advantages are its personal sales relationships, technical strengths and other support services offerrings, and speed and accuracy of delivery.

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

     Risks. Except where plans have been made to upgrade or replace software and hardware that is not Year 2000 compliant, AmeriQuest is not currently aware of any Year 2000 compliance problems relating to third party software, hardware and services used by the Company that would have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company will not discover Year 2000 compliance problems in third party software, hardware and services used by the Company which will need to be addressed or replaced, any of which could be time consuming and expensive. The failure of the Company to identify, address and/or replace any such third party software, hardware or services used by the Company on a timely basis, if at all, that are not Year 2000 compliant could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company has not ascertained the Year 2000 compliance of hardware or software which may have been sold by the Company in the past. AmeriQuest is also not currently aware of any specific Year 2000 compliance problems relating to third party software and hardware currently sold by the Company to its clients which is supplied to the Company by its vendors. The Year 2000 compliance of software and hardware supplied to the Company by its vendors is outside the Company's control. The Company makes available to its clients the warranties offered by manufacturers whose products it sells. While the Company believes that ultimate responsibility for claims arising from the Year 2000 compliance of the software and hardware it sells should be borne by the products' manufacturers, there can be no assurance that the Company will not have liability for any such claims and any related liability could have a material adverse effect on the Company's business, results of operations or financial condition.

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

     Contingency Plans. The Company has established a formal contingency plan for dealing with a failure by the Company and its vendors or others to achieve Year 2000 compliance.

EMPLOYEES

     As of September 30, 1999, AmeriQuest had 75 full-time employees sales (increased to 78 currently), including 21 persons employed in sales (23 currently), 10 persons employed in sales support (12 currently) and 5 persons employed in marketing functions. None of AmeriQuest's employees are covered by a collective bargaining agreement. AmeriQuest considers its relations with its employees to be good.

                        SPECIAL FACTORS TO BE CONSIDERED

     In addition to the other information in this Annual Report on Form 10-K, the following factors should be carefully considered:

CONTINUED OPERATING LOSSES

     While the Company had a loss of $1,909,000 during the fiscal year ended September 30, 1999, the Company experienced significantly greater losses during previous fiscal years other than fiscal 1998, and there is no assurance that the Company will become profitable in the future. The Company had net income of $747,000 during the fiscal year ended September 30, 1998, but such income included a reversal of prior year restructuring accruals of $1,376,000. Additionally, the Company recorded a significant benefit due to the reversal of other previously established reserves. During the year ended September 30, 1997, the Company had operating losses of $41.3 million which included restructuring, asset impairment and relocation costs of $26.4 million associated with the close down of the unprofitable distribution businesses. The Company recorded a net loss of $33.6 million during fiscal 1996 (including lease termination and moving costs of $6.4 million). The fiscal 1995 net loss of $67.6 million included the write-off of approximately $23.8 million of intangible assets and the liquidation of inventory associated with the termination of the Company's entertainment software business. In addition, the fiscal 1995 loss included costs associated with the integration of the significant acquisitions which took place during that fiscal year.

     Although the Company has significantly reduced its operating losses as a result of the restructuring, in the event that operating losses were to continue at significant levels, it is likely that the Company would need to raise additional capital to cover those losses. There is no assurance that such additional capital would be available, or if available, could be secured on terms favorable to the Company.

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

NEED TO INCREASE SALES VOLUME

     As a distributor, the Company has historically operated on small gross margins. Further, the Company incurs operating expenses to maintain a sufficient level of inventory, facilities, sales staff and support personnel necessary to support sales of products. Although the Company continues to explore possible cost reduction measures, it believes that further significant reductions in its operating expenses will be difficult to achieve without also reducing the sales volumes currently being generated from operations. As a result of these and other factors, the Company must achieve substantially greater sales volumes at satisfactory margins to achieve sustained operating profitability, and there can be no assurance that this will happen. It has only been since the change in control in mid-July of 1998, that management of the Company has been able to fill vacancies in the sales staff. During the cost and overhead reduction period that lasted from April, 1997 to June of 1998, the sales force had declined to 12 people. The staff has been increased to 23 currently with internal plans to bring the level to 25.

     In addition, the Company has begun a migration from exclusively being a distributor of micro, mini- and mid-range computers and related products to also selling value added services, such as engineering design and system configuration, installation capability, marketing, financial and technical support.

     While the Company's management is attempting to increase sales and its share of business represented by services and such manufacturers as Acer, Hewlett Packard, IBM and Unisys, there can be no assurance that sales will increase or that any increases will be of sufficient magnitude or will occur soon enough to permit the Company to achieve profitability without additional business or financial restructuring.

NEED TO MAINTAIN VENDOR BASE

     The Company principally provides computer products manufactured by Acer, Hewlett Packard, IBM, Okidata and Unisys. Accordingly, the Company's relationships with these and its other existing vendors are critical to its ability to purchase on a favorable basis the products that it resells. In addition, from time-to-time the Company may need to initiate relationships with additional vendors without jeopardizing the Company's existing vendor relationships. The Company is also dependent upon its vendors' willingness or ability to make timely shipment of the products ordered by the Company. The failure of vendors to make shipments on a timely basis could cause a material disruption of the Company's sales. In the past, the Company has at times experienced delays in its ability to fill client orders, due to the inability of certain suppliers to meet their volume and schedule requirements and/or due to the Company's shortage of cash resources. Delays in shipments from suppliers can cause fluctuations in the Company's short-term results and contribute to order cancellations.

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

COMPETITION

     The Company competes in an industry characterized by intense competition. Principal national distributors in the technical distribution of mid-range, Unix and NT server systems, networking systems, storage sub-systems, printers and related products with which the Company competes include Western Micro, Jones Business Systems, and Westcon, who have greater financial and technical resources than the Company.. Additionally it is reasonable to expect that the large broad-line distributors such as Ingram Micro Inc., Merisel, Inc. and Tech Data Corporation, which have substantially greater financial resources than AmeriQuest, may enter the market in pursuit of the greater gross profit margins of technical distribution. Competition in the computer products distribution industry is based primarily on price, product availability, and technical support services provided, and to a lesser extent on speed of delivery, convenience and the level of marketing. As technological changes occur, the Company's products have had shorter and shorter product life cycles, and new competing products are introduced by other vendors and resellers. Moreover, the manner in which computer products are distributed and sold is changing, and new methods of distribution and sale may emerge or expand. These factors, among others, will likely cause continued competitive pressures on the Company in the future.

MANAGEMENT FOCUS ON COMPLETION OF RESTRUCTURING AND CHANGE IN CONTROL

     Because of the restructuring during Fiscal 1997 and 1998 and the managerial disruption caused by the Computer 2000 merger with Tech Data and the related and resultant change in control of AmeriQuest, the Company was unable until the end of July, 1998 to focus management attention and marketing expenditures on increasing its market share and returning the Company to recapturing and sustaining the growth apparent in the market niche the Company has chosen. During fiscal 1999 the Company completed its reorganization of the sales and marketing function. If the Company's sales for any reason in the near future do not materialize in amounts sufficient to cover the existing cost structure, management may again have to consider restructuring alternatives.

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

FORWARD-LOOKING INFORMATION

     Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources, the Company's ability to increase revenue, the Company's ability to manage expense levels, the Company's ability to retain key vendors, the continued financial strength of the Company's clients, and the Company's ability to accurately anticipate customer demand and manage inventories.

     This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Annual Report on Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a value-added wholesale distributor; competitive conditions within the computer industry may change adversely; demand for the products distributed by the Company may weaken; the Company may be unable to retain existing key vendors and existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important presumptions affecting the forward-looking statements made herein include, but are not limited to, (i) timely identifying and delivering new products as well as enhancing existing products and services, (ii) identifying new clients, and marketing the Company's services and products to those clients, (iii) maintaining good relationships with key vendors and (iv) accurately forecasting cash needs. Assumptions relating to budgeting, marketing, advertising, product mix and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, cash expenditures or other budgets, which may in turn affect the Company's financial position and results of operations.

ITEM 2.  PROPERTIES.

     AmeriQuest's principal offices are located in leased facilities in Willow Grove, Pennsylvania, which consists of approximately 17,500 square feet of office space and 25,000 square feet of warehouse space on a single level.

     The following table sets forth information regarding the principal and regional offices of AmeriQuest:

                                          SQUARE FEET   LEASE EXPIRATION   YEAR OPENED
                                          -----------   ----------------   -----------
LOCATION
Willow Grove, PA........................    42,500           8/31/03          1998
Atlanta, GA.............................     6,000           9/30/00          1997
Maple Shade, NJ.........................     1,400           8/31/00          1997
St. Louis, MO...........................     1,400          11/30/00          1997
SUBLEASED
Anaheim, CA.............................    62,298           2/29/00          1995

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the market prices for the shares of Common Stock of AmeriQuest. The prices reflect the high and low closing prices quoted on the New York Stock Exchange for each calendar quarter since September 30, 1997 through March 9, 1998, when the Company was de-listed. The prices reflect the high and low closing prices reported on NASDAQ OTC Bulletin Board for each calendar quarter since March 10, 1998.

                                   AMERIQUEST

                                                              HIGH     LOW
                                                              -----   -----
1997
Fourth Quarter..............................................  5/16    7/32
1998
First Quarter...............................................  13/64   3/64
Second Quarter..............................................  19/64   5/64
Third Quarter...............................................  15/64   5/64
Fourth Quarter..............................................   1/8    1/16
1999
First Quarter...............................................  1/16    1/16
Second Quarter..............................................  11/64   1/16
Third Quarter...............................................   1/8    5/64
Fourth Quarter..............................................   1/4    5/64

     On December 21, 1999, the stock of AmeriQuest closed at 3/16 (or approximately $0.19) per share. As of that date AmeriQuest had approximately 1,000 stockholders of record.

     The Company did not declare any dividends on its Common Stock in 1999 and does not intend to declare dividends on its Common Stock in the foreseeable future.

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

                            YEAR ENDED         YEAR ENDED         YEAR ENDED         YEAR ENDED        QUARTER ENDED
                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                               1999               1998               1997               1996               1995
                           -------------      -------------      -------------      -------------      -------------
Net sales................   $    56,865        $    60,466        $   218,877        $   424,708        $   100,723
Net income (loss)........        (1,909)(1)          747(2)           (41,311)(2)        (33,609)(2)         (7,041)
Net Income (loss) per
  share..................         (0.03)(4)          (0.01)(4)          (0.63)             (0.76)             (0.30)
Total assets.............        14,168             12,955             26,079            116,372            115,531
Long-term obligations....             0                  0                  0              3,122              6,686(3)
Stockholders' equity
  (deficit)..............         7,169              9,018            (23,392)           (11,206)            17,565

                            YEAR ENDED
                             JUNE 30,
                               1995
                           -------------
Net sales................   $  416,571
Net income (loss)........      (67,566)
Net Income (loss) per
  share..................        (3.76)
Total assets.............      128,008
Long-term obligations....       24,515
Stockholders' equity
  (deficit)..............      (25,709)

---------------
(1) While the Company had net income of $747,000, such income included a reversal of prior year restructuring accruals of $1,376,000. Additionally, the Company recorded a significant benefit due to the reversal of other previously established reserves (See Notes 3 5, 7 and 10 to Notes to Consolidated Financial Statements).

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

(3) For the year ended June 30, 1995 includes the $18 million advance from Computer 2000 related to its equity investment and $5.8 million associated with the issuance of 6.8 million shares of the Company's common stock required to complete a merger.

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

     On April 9, 1997, the Board approved a wide-ranging restructuring plan encompassing head-count reductions and facility closures with the goal of focusing on and strengthening the activities of its Advanced Systems Group ("ASG"), which had the highest gross margins of its distribution businesses, at that time. The Company announced that projected losses for the year ending September 30, 1997 could be in the range of approximately $45,000,000, partly as the result of the planned restructuring. The restructuring measures were necessitated by the fact that revenues for the quarter ended March 31, 1997 were substantially below expectations, primarily due to the inability of the Company to compete effectively in the standard distribution of computer products. Management also continued the investigation of possible other dispositions.

     On May 6, 1997, AmeriQuest issued 300,000 shares of its Series H Cumulative Convertible Preferred Stock (convertible into 41,958,042 shares of AmeriQuest Common Stock) -- to Computer 2000 Inc. in consideration of the payment by Computer 2000 Inc. of $30,000,000. This infusion fulfilled a previously announced commitment from Computer 2000 Inc. to make such an investment.

     On June 19, 1997, CMS Enhancements Inc. sold substantially all of its assets to CMS Peripherals Inc., a company formed by the former managing director of CMS Enhancements Inc., Mr. Ken Burke. CMS Enhancements Inc., as part of the transaction has changed its name to AAG Inc. AmeriQuest Technologies Inc. also signed a non-competition agreement with CMS Peripherals with a term of five years prohibiting use of the former name of the subsidiary and assembly or manufacture of disk drives.

     On September 30, 1997, Computer 2000 AG paid AmeriQuest's outstanding lines of credit in the amount of $27.7 million (formerly guaranteed by Computer 2000
AG) and converted the loans to a non-interest bearing intercompany demand loan, deferring demand of payment through September 30, 1998, but subordinated to the Company's working capital lender.

     On October 20, 1997, AmeriQuest/Kenfil Inc. sold its wholly-owned subsidiaries Kenfil Distribution (Far East) Limited, a Hong Kong corporation and Kenfil Distribution (M) Sdn. Bhd., a Malaysian corporation, to Regentland Holdings Ltd. for proceeds of $2,939,062 pursuant to a Stock Purchase Agreement. The purchase price was equivalent to repayment of a loan and the net book value of the assets sold plus a premium of $450,000, and was paid by issuance of a dividend from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc. in the amount of $1,717,106, the loan repayment of $771,956 from Kenfil Distribution (Far East) Limited to AmeriQuest/Kenfil Inc., and the payment of $450,000 from Regentland Holdings Ltd. Regentland Holdings Ltd. was formed by Mr. Simon Yip, the former Chief Executive Officer of Kenfil Distribution (Far East) Limited to accommodate his purchase of such entities.

ANNUAL OPERATING RESULTS

     The following table presents the Company's yearly results of operations as a percent of sales:

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     1999            1998            1997
                                                 -------------   -------------   -------------
Sales..........................................      100.0%          100.0%          100.0%
Gross Profit...................................        8.6            10.1             7.2
Selling, general and administrative............       11.8            10.7            16.1
Intangible write-off...........................         --              --             4.1
Restructuring..................................         --            (2.3)            4.3
Interest.......................................        0.2             0.5             1.6
Net Income (Loss)..............................       (3.4)            1.2           (18.9)

NET SALES

     During the fiscal year ended September 30, 1999 sales decreased 6% compared to the twelve months ended September 30, 1998. However, included in sales for fiscal 1998 were shipments to other IBM distributors of approximately $7,850,000 of IBM RS6000 product that represented liquidation of inventory that took place as AmeriQuest exited the IBM two tier distributor program. Sales attributable to the Company's ongoing business during fiscal 1998 were thus $52,616,000 representing an increase of 8%, or $4,249,000 over fiscal 1998. This increase resulted from the Company's decision to focus on business information solution selling during fiscal 1999.

     During the fiscal year ended September 30, 1998 sales decreased 72% compared to the twelve months ended September 30, 1997. Sales decreases were mainly attributable to the Company's decision to focus on the activities of its Advanced Systems Group in April of 1997 and sell or close all other divisions during the preceding fiscal year. Sales attributable to the Company's ongoing business during fiscal 1997 were $52,050,000. Accordingly, sales during the year ended September 30, 1998, as adjusted, increased by 1% over the prior year despite both the Company's decision to terminate its 2nd tier IBM distribution of Unix products, and its inability to hire and replace sales staff or recruit additional resellers until the period following the change in control to the senior management of the Company.

     The Company has relationships with several key vendors as primary suppliers of computer products to the Company. For the years ended September 30, 1999, 1998 and 1997, sales derived from products from three, two and two vendors accounted for 65%, 54% and 23%, respectively, of the Company's sales.

COST OF SALES AND GROSS PROFIT

     Cost of sales includes primarily the cost of merchandise, freight expenses and provisions for inventory losses and is reduced by vendor volume rebates and other items. Gross profit (sales less cost of sales) decreased to 8.6% of sales for the fiscal year ended September 30, 1999 compared to 10.1% for the fiscal year ended September 30, 1998. The desired transition of the Company's sales force towards "solution" and services selling with its higher margins, while beginning to show quarterly improvement, has not yet increased sufficiently to offset either the lower margins of increasing revenue of low-end server, desktop and peripheral products or the loss of the margin associated with the IBM 2nd tier RS6000 program in the first half of fiscal

1998. In addition, the Company recorded in fiscal 1999 and 1998 cost of sales benefits of approximately $400,000 related to reversal of certain previously established cost of sales reserves.

     Gross profit increased to 10.1% of sales for the fiscal year ended September 30, 1998 compared to 7.2% for the fiscal year ended September 30, 1997. The improvement was primarily attributable to the closing of the lower margin standard distribution businesses and continuation of the higher margin Advanced Systems division revenue and related higher margin. The detrimental effect on gross profit of approximately $1,300,000 caused by the liquidation of inventory purchased in fiscal 1998 was offset by favorable settlements of approximately $1,300,000 of previously established vendor debit loss reserves. In addition, in fiscal 1998 the Company recorded a benefit of approximately $380,000 related to previously established other cost of sales accruals.

     The Company receives funds under incentive programs based upon volume sales or purchase of the vendors products. The incentive funds reduce the cost of the products sold. Incentive programs resulted in $0.5 million, $0.3 million and $2.4 million for the years ended September 30, 1999, September 30, 1998 and September 30, 1997, respectively.

     AmeriQuest anticipates that it will continue to experience pressure on gross selling margins of open source hardware product revenues due to severe industry competition. Although AmeriQuest expects that it will be able to improve sales product mix toward those products and services generating higher margins and reduce operating expenses as a percent of sales, no assurance can be given as to whether such improvement in fact will occur or as to the actual amount of any such improvement. To the extent gross margins decline and the Company is not successful in reducing selling, general and administrative expenses as a percentage of sales, the Company will continue to experience negative operating results.

OPERATING EXPENSES

     For the fiscal years ended September 30, 1999, 1998 and 1997, operating expenses, exclusive of restructuring and the write-off of intangibles were approximately 11.8%, 10.7%, and 16.1% of sales, respectively. Selling, general and administrative expenses increased during fiscal 1999 as the Company expanded and rebuilt its sales force with a focus on consultative selling and providing services and quality products for business information solutions to VARs and systems integrators. In addition, the Company recorded a benefit of approximately $600,000 in fiscal 1999 resulting from the reversal of previously established accruals. AmeriQuest's strategy is to emphasize the sale of complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing and technical support services.

     During the year ended September 30, 1998, the Company settled two lawsuits favorably and reversed $1.3 million of reserves in excess of settlement amounts which served to offset certain general and administrative costs incurred during the fiscal year that related to the withdrawal from business with certain clients and vendors and residual expenses resulting from closing of the Company's other divisions in fiscal 1997 and 1998. The Company also recorded the benefit of approximately $400,000 in fiscal 1998 resulting from the reversal of previously established accruals. Operating expenses also declined during fiscal 1998, compared to fiscal 1997, as a result of the closing of the lower margin standard distribution businesses.

     During the year ended September 30, 1997, the Company incurred significant operating and personnel costs to close down the unprofitable distribution businesses. During the 1997 fiscal year the Company recorded a $9.3 million charge to expense the restructuring of the Company's sales and administrative staffing and planned closing of rented facilities.

     Operating expenses are reduced by advertising revenues and market development funds received from vendors as subsidy for or incentive to market their products. Funds received during the fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997 totaled $0.3 million, $0.6 million and $2.0 million, respectively.

INTANGIBLE WRITE-OFF

     During the year ended September 30, 1997, the Company recorded an intangible write-off of approximately $9 million (See Note 4 to Notes to Consolidated Financial Statements).

RESTRUCTURING

     During the year ended September 30, 1998, the company completed its restructuring plan. Costs incurred to complete the restructuring plan were charged against the related, previously established restructuring accruals. Certain estimates made of the costs to complete the restructuring plan exceeded the actual costs incurred. When the Company determined that the estimated costs exceeded the actual costs, the remaining accruals were reversed into income. During the year ended September 30, 1998, the Company reversed approximately $1.4 million into income (See Note 3 to Notes to Consolidated Financial Statements). During the year ended September 30, 1997, the company recorded a restructuring cost of approximately $9.3 million.

INTEREST EXPENSE

     Interest expense, net, decreased from $0.3 million for the year ended September 30, 1998 to $0.1 million for the year ended September 30, 1999 due to the elimination of debt associated with the change in control on July 20, 1998. Borrowings on the bank credit line did not occur until April, 1999 as revenue increases were achieved.

     Net interest expense decreased from $3.5 million for the year ended September 30, 1997 to $0.3 million for the year ended September 30, 1998 due to
(i) replacement of bank loans by intercompany loans from Computer 2000 without interest and (ii) the equity infusion of $3,000,000 from Computer 2000 on July 20, 1998. See "Liquidity and Capital Resources".

INCOME TAXES

     In the period October 1, 1996 to September 30, 1999, no income tax expense was recorded due to losses or the availability of tax-loss carryforwards. Due to the acquisition by Listen Group Partners, LLC of the Company's stock held by Computer 2000 (see Note 2 to the Notes to Consolidated Financial Statements), there was a change in ownership as defined by section 382 of the Internal Revenue Code ("Section 382 Limitations"). The Section 382 Limitations limits the Company's ability to utilize its net operating loss carryforwards created prior to the ownership change. The Company has calculated that the net operating loss carryforwards available to offset future taxable income is $17.4 million (see
Note 9 to the Notes to Consolidated Financial Statements). The Company had not benefited from these net operating carryforwards as of September 30, 1999.

OPERATING INCOME VARIABILITY

     The annual and quarterly operating results of the domestic operations of the Company have varied considerably due to the acquisition of distribution companies, closure and sale of certain subsidiaries and operating units and a reduced emphasis on manufacturing and assembly for all but mass storage assembly products, which also ceased as of June 19, 1997. As earlier mentioned, the Company experienced a net loss of $67.6 million in fiscal 1995, a net loss of $33.6 million during fiscal 1996, a net loss of $41.3 million during fiscal 1997, net income of $0.7 million during fiscal 1998 and a net loss of $1.9 million during fiscal 1999. Included in the net income for fiscal 1998 is reversal of restructuring accruals of $1.4 million and other previously established reserves.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had $0.7 million in cash and had borrowed $2.4 million against its line of credit. The Company used $2.5 million in cash during the year ended September 30, 1999 primarily to finance capital expenditures and the growth in sales and related accounts receivable.

     At September 30, 1998, the Company had $0.7 million in cash and had not borrowed against its line of credit. The Company used $7.0 million in cash from operating activities during the year ended September 30, 1998 primarily to finance expenditures associated with the restructuring charges provided in fiscal 1997, offset partially by reduction in inventory levels.

     At September 30, 1997, the Company had borrowed $3.1 million against lines of credit. The Company generated $21.7 million in cash from operating activities during the year ended September 30, 1997. Cash generated by operations in fiscal 1997 resulted primarily from collection of accounts receivable and liquidation of inventory offset by full settlement of payment with discontinued vendors. Sale of assets during fiscal 1997 generated an additional $3.5 million of cash. Cash receipts were applied to reduce outstanding obligations under lines of credit during fiscal 1997.

     Accounts receivable days increased slightly during fiscal 1999 compared to fiscal 1998 and decreased during fiscal 1998 compared to fiscal 1997, representing shorter payment terms extended to clients. Inventory turnover increased in fiscal years 1999, 1998 and 1997, reflecting an intentional reduction in stock carried in an effort to reduce obsolescence costs and carrying costs necessary to support the restructured business.

     At September 30, 1999, the Company had a stockholders' equity of $7.2 million compared to September 30, 1998 stockholders' equity of $9.0 million. At September 30, 1997, the Company had a stockholders' deficit of $23.4 million. The improvement in stockholder's equity at September 30, 1998 resulted primarily from the recapitalization associated with the change in control on July 20, 1998.

     The Company had maintained bank lines of credit guaranteed by Computer 2000 with four German banks which totaled $27.7 million of borrowings at September 30, 1997. On September 30, 1997, Computer 2000 AG paid the outstanding bank lines of credit and converted the loans to a $27.7 million non-interest bearing intercompany demand loan, and agreed to defer demand of payment through September 30, 1998 and subordinate its loan to the working capital lender. See "Certain Relationships and Related Transactions." Notwithstanding the agreement by Computer 2000 to defer demand of payment of the loan prior to September 30, 1998, certain specified events such as, but not limited to, the merger, sale or reorganization of the Company would have made the loan immediately due and payable. The intercompany loan was contributed to capital as a result of the change in control on July 20, 1998.

     The Company maintains a $10 million line of credit with Fleet Financial ("Fleet") which is secured by substantially all of the Company's assets. Interest rates on the Fleet line are prime plus 150 basis points or libor plus 400 basis points. Borrowings under the Fleet line of credit are limited to a contractual percentage of eligible inventories and receivables. The terms of the line include restrictive covenants which require the maintenance of specific levels of tangible net worth and cash flows. The Fleet line expires July 20, 2001. Borrowings under the Fleet line of credit at September 30, 1999 and September 30, 1998 were $2,443,000 and $0 respectively. The Fleet line replaced a line of credit with IBM Credit Corporation ("IBMCC"). Borrowings under the IBMCC line of credit at September 30, 1997 totaled $3.1 million.

     On December 22, 1999, the Company amended its Fleet facility. The amendment waived defaults of the minimum tangible net worth and minimum cash flow covenants, as defined, as of September 30, 1999 and reset certain financial covenants effective October 1, 1999.

     Management believes that the Company's existing capital resources and other alternative sources of financing are adequate to meet its current operating requirements through September 30, 2000 and beyond. Management believes the Company's operating performance will meet the reset financial covenants under the Fleet facility during fiscal 2000. Although management believes that the Company's strategy, when coupled with planned increases in revenue, will return AmeriQuest to profitability, there are numerous risks and uncertainties, including those described elsewhere in this Annual Report, and no assurance can be given that the Company's strategy will succeed or that the Company will become operationally profitable. Management will periodically review the need to further reduce costs should sales for any reason not materialize in amounts sufficient to cover the existing cost structure.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company's line of credit with Fleet, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would be minimal. Management estimates that had either the lenders base rate or Libor increased by one percent, the Company's interest expense for the year ended September 30, 1999 would have increased by approximately $6,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See "Election of Directors" in the proxy statement for the 1999 annual meeting of the stockholders of the Company, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     See "Executive Officers Compensation" in the proxy statement for the 1999 annual meeting of the stockholders of the Company, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See "Stock Ownership" in the proxy statement for the 1999 annual meeting of the stockholders of the Company, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See "Other Information -- Certain Relationships and Related Transactions" in the proxy statement for the 1999 annual meeting of the stockholders of the Company, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Schedules

                                                                     PAGE
                                                                   REFERENCE
                                                                   ---------
(1)  Financial Statements included in Part II of this Report:
     Report of Independent Public Accountants....................     F-1
     Consolidated Balance Sheets.................................     F-2
     Consolidated Statements of Operations.......................     F-3
     Consolidated Statements of Stockholders' Equity (Deficit)...     F-4
     Consolidated Statements of Cash Flows.......................     F-5
     Notes to Consolidated Financial Statements..................     F-7
(2)  Financial Statement Schedules
     Schedule II -- Valuation and Qualifying Accounts and
     Reserve.....................................................    F-16

     (b) Reports on Form 8-K

          None

     (c) Exhibits

                                 EXHIBIT INDEX

EXHIBIT
  NO.                    TITLE OF DOCUMENT                        LOCATION OF FILING
-------                  -----------------                        ------------------
  3.01*   Restated Certificate of Incorporation of
          AmeriQuest......................................    SEC File No. 1-10397
                                                              Exhibit 3.01
                                                              10-K for September 30, 1998
  3.02*   By-laws of AmeriQuest...........................    SEC File No. 33-81726

  4.01*   Reference is made to Exhibits 3.01 and 3.02, the
          Certificate of Incorporation and By-laws, which
          define the rights of security holders...........

  4.02*   Specimen Stock Certificate......................    SEC File No. 33-81726

 10.01*   Inventory and Working Capital Financing
          Agreement dated July 20, 1998 by and between
          AmeriQuest and Fleet Capital....................    SEC File No. 1-10397
                                                              8-K for July 30, 1998

 10.02*   1996 Equity Incentive Plan......................    SEC File No. 1-10397
                                                              Exhibit 10.07
                                                              10-K for September 30, 1997

 10.03*   Employment Agreement for Alexander C. Kramer,
          Jr..............................................    SEC File No. 1-10397
                                                              Exhibit 10.10
                                                              10-K for September 30, 1997

EXHIBIT
  NO.                    TITLE OF DOCUMENT                        LOCATION OF FILING
-------                  -----------------                        ------------------
 10.04*   Employment Agreement for Jon D. Jensen..........    SEC File No. 1-10397
                                                              Exhibit 10.11
                                                              10-K for September 30, 1997

 10.05    Employment Agreement for Michael J. McCarthy....

 10.06*   Lease Agreement dated July 1, 1998 by and
          between AmeriQuest and Merion Mills
          Associates......................................    SEC File No. 1-10397
                                                              Exhibit 10.05
                                                              10-K for September 30, 1998

 10.07*   Lease Agreement dated January 25, 1995, as
          amended, by and between AmeriQuest and Anaheim
          Technology Center...............................    SEC File No. 1-10397
                                                              Exhibit 10.25
                                                              10-K for September 30, 1996

 10.08*   Sublease dated as of September 4, 1996 by and
          between AmeriQuest and Central Video, Inc.......    SEC File No. 1-10397
                                                              Exhibit 10.26
                                                              10-K for September 30, 1996

 10.09    1998 Equity Incentive Plan......................

 21.01    Subsidiaries of AmeriQuest......................

 27.01    Financial Data Schedule (for SEC use only)......

---------------
* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Willow Grove, State of Pennsylvania, on the 22nd day of December, 1999.

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

                     SIGNATURE                                  TITLE                      DATE
                     ---------                                  -----                      ----
              /s/ ALEXANDER C. KRAMER                President and a Director        December 22, 1999
---------------------------------------------------  (Principal Executive
                Alexander C. Kramer                  Officer)

                 /s/ JON D. JENSEN                   Chief Financial Officer,        December 22, 1999
---------------------------------------------------  Chief Operating Officer,
                   Jon D. Jensen                     Secretary and a Director
                                                     (Principal Financial and
                                                     Accounting Officer)

             /s/ EDWARD B. CLOUES, II                Director                        December 22, 1999
---------------------------------------------------
               Edward B. Cloues, II

               /s/ WALTER A. REIMANN                 Director                        December 22, 1999
---------------------------------------------------
                 Walter A. Reimann

               /s/ CHARLES W. SOLTIS                 Director                        December 22, 1999
---------------------------------------------------
                 Charles W. Soltis

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AmeriQuest Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of AmeriQuest Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriQuest Technologies, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

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

                                                /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania,
November 23, 1999 (except with
       respect to matters discussed
       in Note 8, as to which the
       date is December 22, 1999).

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $     667    $     755
  Accounts receivable, net of allowances for doubtful
     accounts of $264 and $609..............................      8,323        6,535
  Inventories...............................................      3,565        4,191
  Other current assets......................................        319          354
                                                              ---------    ---------
          Total current assets..............................     12,874       11,835
PROPERTY AND EQUIPMENT, NET.................................        961          799
OTHER ASSETS................................................        333          321
                                                              ---------    ---------
                                                              $  14,168    $  12,955
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit............................................  $   2,443    $
  Accounts payable..........................................      3,709        2,132
  Accrued expenses and other................................        847        1,805
                                                              ---------    ---------
          Total current liabilities.........................      6,999        3,937
                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 200,000,000 shares
     authorized; 67,841,906 and 66,881,906 shares issued and
     outstanding, respectively..............................        679          669
  Additional paid-in capital................................    174,433      174,383
  Accumulated deficit.......................................   (167,943)    (166,034)
                                                              ---------    ---------
          Total stockholders' equity........................      7,169        9,018
                                                              ---------    ---------
                                                              $  14,168    $  12,955
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
NET SALES...................................................  $56,865     $60,466     $218,877
COST OF SALES...............................................   51,990      54,323      203,199
                                                              -------     -------     --------
     Gross profit...........................................    4,875       6,143       15,678
OPERATING EXPENSES
  Selling, general and administrative.......................    6,693       6,499       35,160
  Intangibles write-off.....................................       --          --        9,036
  Restructuring costs.......................................       --      (1,376)       9,338
                                                              -------     -------     --------
       Income (loss) from operations........................   (1,818)      1,020      (37,856)
INTEREST EXPENSE, NET.......................................       91         273        3,455
                                                              -------     -------     --------
NET INCOME (LOSS)...........................................   (1,909)        747      (41,311)
DIVIDENDS ON PREFERRED STOCK................................       --      (1,575)        (875)
                                                              -------     -------     --------
NET LOSS TO COMMON STOCKHOLDERS.............................  $(1,909)    $  (828)    $(42,186)
                                                              =======     =======     ========
BASIC AND DILUTED NET LOSS PER SHARE........................  $ (0.03)    $ (0.01)    $  (0.63)
                                                              =======     =======     ========
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
  SHARE.....................................................   67,329      66,882       66,882
                                                              =======     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                             -------------------   -------------------    PAID-IN     ACCUMULATED
                                              SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                             --------   --------   ----------   ------   ----------   -----------   --------
Balances at September 30, 1996.............        --   $     --   67,047,392    $670     $111,144     $(123,020)   $(11,206)
Correction of outstanding shares that were
authorized but never issued in connection
with settlement of debt (1)................        --         --     (165,486)     (1)           1            --           0
Sale of preferred stock....................   300,000     30,000           --      --           --            --      30,000
Accrued dividend on preferred stock........        --         --           --      --           --          (875)       (875)
Net loss...................................        --         --           --      --           --       (41,311)    (41,311)
                                             --------   --------   ----------    ----     --------     ---------    --------
Balances at September 30, 1997.............   300,000     30,000   66,881,906     669      111,145      (165,206)    (23,392)
Accrued dividend on preferred stock........        --         --           --      --           --        (1,575)     (1,575)
Contribution of cash, preferred stock,
  accrued dividends and debt by Computer
  2000 (see Note 2)........................  (300,000)   (30,000)          --      --       63,238            --      33,238
Net income.................................        --         --           --      --           --           747         747
                                             --------   --------   ----------    ----     --------     ---------    --------
Balances at September 30, 1998.............        --         --   66,881,906     669      174,383      (166,034)      9,018
Issuance of shares to executive
  management...............................        --         --      960,000      10           50            --          60
Net loss...................................        --         --           --      --           --        (1,909)     (1,909)
                                             --------   --------   ----------    ----     --------     ---------    --------
Balances at September 30, 1999.............        --   $     --   67,841,906    $679     $174,433     $(167,943)   $  7,169
                                             ========   ========   ==========    ====     ========     =========    ========

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

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(1,909)    $   747     $(41,311)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      301         307        2,664
     Gain on sale of division assets........................       --        (184)        (385)
     Restructuring costs....................................       --      (1,376)      13,849
  Changes in operating assets and liabilities:
     Net (increase) decrease in accounts receivable.........   (1,788)       (415)      43,625
     Decrease in inventories................................      626       2,450       29,613
     Decrease in other assets...............................       23         229        2,704
     Increase (decrease) in accounts payable and accrued
       expenses and other...................................      679      (8,757)     (29,027)
                                                              -------     -------     --------
          Net cash provided by (used in) operating
            activities......................................   (2,068)     (6,999)      21,732
                                                              -------     -------     --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of division assets.....................       --         450        3,550
  Capital expenditures, net of disposals....................     (463)       (312)         (62)
                                                              -------     -------     --------
          Net cash provided by (used in) investing
            activities......................................     (463)        138        3,488
                                                              -------     -------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit.........    2,443      (3,064)     (77,504)
  Net borrowings from Computer 2000.........................       --          --       27,664
  Contribution to capital from Computer 2000................       --       3,000           --
  Proceeds from sale of preferred and common stock..........       --          --       30,000
                                                              -------     -------     --------
          Net cash provided by (used in) financing
            activities......................................    2,443         (64)     (19,840)
                                                              -------     -------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (88)     (6,925)       5,380
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      755       7,680        2,300
                                                              -------     -------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   667     $   755     $  7,680
                                                              =======     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                             (DOLLARS IN THOUSANDS)

Interest:                    During the fiscal years ended September 30, 1999,
                             September 30, 1998 and September 30, 1997, the
                             Company paid cash for interest of approximately
                             $128, $499, and $3,614, respectively.

Income taxes:                During the fiscal years ended September 30, 1999,
                             September 30, 1998 and September 30, 1997, the
                             Company made no income tax payments.

Noncash investing and financing activities:

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

Issuance of Common Stock:    During the fiscal year ended September 30, 1999,
                             the Company issued 960,000 shares of its common stock to certain members of executive management as settlement for bonuses accrued for at September 30, 1998.

  The accompanying notes are an integral part of these consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Description of Business. AmeriQuest Technologies, Inc. and subsidiaries (the "Company" or "AmeriQuest"), a Delaware corporation, is a provider of products and services for business information solutions to value-added resellers ("VARs") and systems integrators.

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

     The Company completed this restructuring plan during fiscal year 1998. Costs incurred to complete the restructuring plan were charged against the related restructuring accruals. Certain estimates made of the costs to complete the restructuring plan exceeded the actual costs incurred. When the Company determined that the estimated costs exceeded the actual costs, the remaining accruals were reversed into income. During fiscal 1998, the Company reversed $1,376,000 into income, which is recorded in restructuring costs in the accompanying consolidated statement of operations (see Note 3). In addition, during 1998 and 1999, the Company recorded significant benefits to its Statements of Operations due to the reversal of previously established reserves (See Notes 3, 5, 7 and 10).

     Basis of Presentation. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Through September 30, 1997, The Company incurred significant losses. In fiscal 1998 and 1999, excluding the reversal of previously established reserves (See Notes 3, 5, 7 and 10), the Company continued to incur losses. In addition, the Company generated negative cash flow from operations in fiscal 1998 and 1999, respectively. As of September 30, 1999, the Company was not in compliance with its bank line of credit. Such non-compliance was waived by the bank and new covenants were established effective October 1, 1999 (see Note 8). Management believes the Company's operating performance will meet these covenants during fiscal 2000. Following the change of ownership to the Company's senior management in fiscal 1998, management continued to focus on reducing working capital requirements and monitoring overall cost control programs. In addition, the Company has begun a migration from exclusively being a distributor of micro, mini- and mid-range computers and related products to also selling value added services, such as engineering design and system configuration, installation capability, marketing, financial and technical support. Management believes the Company's existing capital resources and other alternative sources of financing will be adequate to fund the Company's operations throughout fiscal 2000 and beyond. If necessary, management believes it has the ability to reduce operating expenses so the Company will have adequate cash flow to sustain operations. The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company's historical operating losses, the competitive market for computers and computer related equipment, dependence on key vendors, dependence on key personnel and risks associated with rapidly changing technology and markets.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     Property and equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line method over estimated useful lives as follows:

Equipment...................................................  5 to 7 years
Furniture and fixtures......................................       5 years
Leasehold improvements......................................    Lease term
Computer Hardware and Software..............................       3 years
Vehicles....................................................  3 to 5 years

     Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

     Market development funds and volume incentive rebates. In general, vendors provide various incentive programs to the Company. The funds received under these programs are determined based on purchases and/ or sales of the vendors' product and the performance of certain training, advertising and other market development activities. Revenue associated with these funds is recorded when earned either as a reduction of selling, general and administrative expenses or product cost, according to the specific nature of the program.

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

     Income taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES enacted laws. Additionally, SFAS 109 requires that deferred tax assets be evaluated and a valuation allowance be established if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.

     Net loss per common share and common share equivalent. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective the year ended September 30, 1998. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. Basic and dilutive shares outstanding for the fiscal years ended September 30, 1999, 1998 and 1997 are the same, as all common stock equivalents are anti-dilutive due to the loss to common shareholders.

     Recently issued accounting pronouncements. The Company adopted FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 did not have an effect on the Company's financial statements.

     Concentration of credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are not significant due to the large number of clients. At September 30, 1997, 1998 and 1999, no one client represented greater than 10% of accounts receivable or greater than 10% of sales for the periods then ended.

     Dependence on Vendors. The Company has relationships with several key vendors as primary suppliers of computer products to the Company. For the years ended September 30, 1999, 1998 and 1997, sales derived from products from three, two and two vendors accounted for 65%, 54%, and 23%, respectively, of the Company's sales. There can be no assurance that the Company will maintain its relationship with these vendors, or that it will be able to find alternative vendors capable of providing product on terms satisfactory to the Company should its relationship with its current vendors terminate.

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

     In taking over majority control of AmeriQuest from Computer 2000, AmeriQuest's management arranged for a new $10 million asset-backed bank credit line for AmeriQuest (see Note 8), in part to release Computer 2000 from its guarantee of IBMCC, obtained the release of Computer 2000 and its affiliates from all other guarantees of AmeriQuest obligations, and agreed to pay certain transaction costs totaling approximately $220,000.

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

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

Company agreed to reserve 6.7 million shares of common stock for future issuance to AmeriQuest employees as incentive compensation pursuant to terms to be approved by outside directors of the board.

3. RESTRUCTURING COSTS AND ASSET IMPAIRMENT:

     The components of the restructuring costs and asset impairment for the year ended September 30, 1997 were as follows (in thousands):

Provision for losses on inventory and vendors (included in
cost of sales)..............................................  $ 4,032
                                                              -------
Provision for losses on accounts receivable (included in
  SG&A expenses)............................................    3,945
                                                              -------
Intangible write off........................................    9,036
                                                              -------
Restructuring Costs:
          Abandonment of leasehold improvements and other
           property and equipment...........................    2,448
          Lease payments in excess of sublease income.......    1,362
          Employee severance costs..........................    2,680
          Other.............................................    2,848
                                                              -------
               Total classified as restructuring costs......    9,338
                                                              -------
          Total costs relating to restructuring and asset
           impairment for the years ended September 30,
           1997.............................................  $26,351
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

     The Company had previously pursued a strategy of growth through acquisition by acquiring regional distributors with the goal of creating a national distributor of value-added computers, subsystems and peripherals. All of the Company's acquisitions were accounted for in accordance with the purchase method of accounting. Intangible assets associated with these acquisitions were primarily related to acquired distribution

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES channels, associated vendor relationships and market positions. These intangibles were being amortized over ten years. Subsequent to these acquisitions, the Company assessed the recoverability of these intangibles in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As a result of these assessments, the Company recorded goodwill impairment charges of approximately $9 million and $23.8 million in fiscal 1997 and fiscal 1995, respectively. Such charges were required due to the Company's significant operating losses ($165 million accumulated deficit as of September 30, 1997) and expectation of future operating performance.

5. INVENTORIES:

     Inventories consist of finished goods and are reflected net of reserves for excess and obsolete inventory. In estimating the inventory reserves, management relied upon its knowledge of the industry, projected sales volumes, current inventory levels and aging of product on-hand. Because of the assumptions used, the amounts the Company will ultimately realize could differ materially in the near term from the net inventory balances as included in the accompanying financial statements. Inventories do not contain any labor or overhead. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce to some degree the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory.

     In fiscal 1999 and 1998, the Company recorded cost of sales benefits of approximately $400,000 and $1.7 million, respectively, related principally to the reversal of previously established vendor debit reserves.

6. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Equipment................................................  $   270     $   202
Computer Hardware and Software...........................    1,831       1,593
Furniture and fixtures...................................      193         189
Leasehold improvements...................................      332         196
Less accumulated depreciation and amortization...........   (1,665)     (1,381)
                                                           -------     -------
                                                           $   961     $   799
                                                           =======     =======

7. ACCRUED EXPENSES AND OTHER:

     Accrued expenses and other consist of approximately $377,000 of accrued payroll and related expenses and approximately $470,000 of deferred income and other accrued expenses at September 30, 1999. Accrued expenses and other consist of approximately $819,000 of accrued payroll and related expenses and approximately $986,00 of other accrued expenses at September 30, 1998. In fiscal 1999 and 1998, the Company recorded operating expense benefits of approximately $600,000 and $400,000, respectively, related to the reversal of previously established accruals and reserves.

8. LINES OF CREDIT:

     In connection with the purchase, in fiscal 1998, by the Company's management of the Company's stock held by Computer 2000 (see Note 2), the Company entered into a three year credit facility with a bank (the "Credit Facility") to provide additional working capital for the Company. The Company can borrow on the Credit Facility up to the lesser of $10 million or 80% of eligible accounts receivable plus the lesser of $3.5 million or 50% of eligible inventory, as defined. The Credit Facility bears interest at either the banks

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES prime rate plus 150 basis points or libor plus 400 basis points. The Credit Facility also provides for various covenants including a minimum tangible net worth and minimum cash flows, as defined.

     The Company paid a $100,000 commitment fee during fiscal 1998 and is obligated to pay fees of 0.5% per annum of unused available borrowings and 2% per annum on outstanding letters of credit. The Credit Facility can be utilized for letters of credit in an aggregate amount not to exceed $5 million. Outstanding letters of credit are a reduction of available borrowing under the Credit Facility. As of September 30, 1999, the Company has borrowed $2.4 million on the Credit Facility and has outstanding letters of credit of $300,000.

     On December 22, 1999, the Company amended its credit facility. The amendment waived defaults of the minimum tangible net worth and minimum cash flow covenants, as defined, as of September 30, 1999 and reset certain financial covenants effective October 31, 1999.

     Prior to July, 1998, the Company had entered into various credit arrangements with certain domestic and international financial institutions. During fiscal 1997 and 1998, the Company was in default on these arrangements. On September 30, 1997, Computer 2000 paid certain bank lines of credit which totaled $27.7 million and converted the loans to a non-interest bearing demand loan, agreed to defer payment of this loan through September 1998 and subordinated any of the remaining loan balance to the remaining financial institution. The loan balance to the remaining financial institution as of September 30, 1997 was approximately $3.1 million. On July 20, 1998, Computer 2000 contributed the non-interest bearing demand loan to the capital of the Company and also contributed $3 million, which was used to repay the then outstanding loan to this financial institution (see Note 2).

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

     The tax effect of significant temporary differences consist of the following (in thousands):

                                                     YEAR ENDED SEPTEMBER 30,
                                                   ----------------------------
                                                    1999      1998       1997
                                                   -------   -------   --------
Inventory reserves...............................  $    68   $   282   $    498
Allowance for doubtful accounts..................      106       209        868
Other, including restructuring charge............      148       677      8,964
Net operating loss carryforwards.................    5,920     4,556     46,163
Valuation allowance..............................   (6,242)   (5,724)   (56,493)
                                                   -------   -------   --------
                                                   $    --   $    --   $     --
                                                   =======   =======   ========

     Due to the acquisition by the Company's management of the Company's stock held by Computer 2000 on July 20, 1998 (see Note 2), there was a change in ownership as defined by section 382 of the Internal Revenue Code ("Section 382 Limitations"). The Section 382 Limitation limits the Company's ability to utilize its net operating loss carryforwards created prior to the ownership change. As of the date of ownership change (July 20, 1998), the Company had net operating loss carryforwards available to offset future taxable income of up to approximately $11.9 million. Such carryforwards may be subject to further limitation. Subsequent to July 20, 1998, the Company has generated additional net operating loss carryforwards of

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES approximately $1.5 million and $4.0 million in fiscal 1998 and 1999, respectively. The Company has not benefited from these net operating carryforwards as of September 30, 1999.

     The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):

                                                           YEAR ENDED SEPTEMBER 30,
                                                           -------------------------
                                                           1999     1998      1997
                                                           -----    ----    --------
Tax expense (benefit) computed at statutory rate.........   (764)    300    $(15,492)
Intangible write-offs, amortization and other
nondeductible amounts....................................      6      46       7,992
Net operating losses not benefited.......................    758      --       7,500
Benefit of net operating losses previously reserved......     --    (346)         --
                                                           -----    ----    --------
                                                           $  --    $ --    $     --
                                                           =====    ====    ========

10. COMMITMENTS AND CONTINGENCIES:

     The Company leases its corporate office, warehouse space and certain equipment under operating leases. Future minimum rental commitments (net of contractual sub-rental income for fiscal 2000 of $192,326) for all non-cancelable operating leases at September 30, 1999 are as follows (in thousands):

YEAR ENDED SEPTEMBER 30,
------------------------
2000........................................................     483,366
2001........................................................     239,938
2002........................................................     233,670
2003........................................................     200,050
2004........................................................          --
                                                              ----------
                                                              $1,157,024
                                                              ==========

     Total rental expense net of sub-rental income under non-cancelable agreements for the years ending September 30, 1999, September 30, 1998, and September 30, 1997 was approximately $355,000, $589,000, and $4,298,000, respectively.

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

     The Company is a party to various legal matters arising in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's future financial position or its results of operations.

11. STOCK OPTION PLANS:

     The Company has instituted various stock option plans, which authorize the granting of options to key employees, directors, officers, vendors and clients to purchase shares of the Company's common stock. All grants of options during the years presented have been to employees or directors and were granted at the then

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES quoted market price. A summary of shares available for grant and the options outstanding under the plans is as follows:

                                                  SHARES
                                                AVAILABLE       OPTIONS         PRICE
                                                FOR GRANT     OUTSTANDING       RANGE
                                                ----------    -----------    ------------
Balances at September 30, 1995................     154,020     2,422,574     $0.05 - 4.50
Options exchanged in an acquisition...........    (301,978)      301,978      0.45 - 2.00
Options exercised.............................          --       (82,500)            0.05
Options cancelled.............................     447,561      (447,561)     0.45 - 4.50
                                                ----------    ----------     ------------
Balances at September 30, 1996................     299,603     2,194,491     $0.05 - 4.50
Options cancelled.............................   1,628,987    (1,628,987)     0.05 - 3.50
                                                ----------    ----------     ------------
Balances at September 30, 1997................   1,928,590       565,504     $0.45 - 4.50
Options no longer available for grant.........    (365,953)           --               --
Options cancelled.............................     437,363      (437,363)     0.45 - 4.50
Options granted...............................  (1,910,000)    1,910,000             0.08
                                                ----------    ----------     ------------
Balances at September 30, 1998................      90,000     2,038,141     $0.08 - 0.45
Increase in shares available for grant........   4,700,000            --               --
Options no longer available for grant.........    (128,141)           --               --
Options cancelled.............................     318,141      (318,141)     0.08 - 0.45
Options granted...............................    (150,000)      150,000      0.06 - 0.11
                                                ----------    ----------     ------------
Balances at September 30, 1999................   4,830,000     1,870,000     $0.06 - 0.11
                                                ==========    ==========     ============

     The following table summarizes information about stock options outstanding at September 30, 1999:

                   NUMBER OF OPTIONS
                   OUTSTANDING AS OF                         WEIGHTED
     RANGE OF        SEPTEMBER 30,        REMAINING          AVERAGE         OPTIONS
  EXERCISE PRICE         1999          CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE
  --------------   -----------------   ----------------   --------------   -----------
   $       0.08        1,720,000          107 months          $0.08          688,000
           0.06           50,000          113 months           0.06           10,000
           0.11          100,000          119 months           0.11               --
   ------------        ---------                              -----          -------
   $0.06 - 0.11        1,870,000                              $0.08          698,000
   ============        =========                              =====          =======

     The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company follows the disclosure requirements of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES plans consistent with the provisions of SFAS 123, the following pro forma net loss to common stockholders for each of the three years in the period ended September 30, 1999 would have resulted:

                                                                   YEAR ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                               1999          1998
                                                              -------       -------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net loss to common stockholders:
  As reported...............................................  $1,909        $  828
                                                              ======        ======
  As calculated in accordance with SFAS 123.................  $1,923        $  829
                                                              ======        ======
Net income/(loss) per Common Share:
  As reported...............................................  $(0.03)       $(0.01)
                                                              ======        ======
  As calculated.............................................  $(0.03)       $(0.01)
                                                              ======        ======
Shares used in calculating net income per diluted common
  share.....................................................  67,329        66,882
                                                              ======        ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with risk-free interest rates of 4.96% to 5.99%, no expected dividend yield, an expected life of five years and a volatility factor of 50%. As of September 30, 1999, the weighted average fair value of the options outstanding is $0.04 per option. No options were granted in fiscal year 1997. Accordingly, no compensation cost had been recorded or proforma disclosures are required under the provisions of SFAS 123.

12. FOREIGN SALES INFORMATION:

     A summary of the Company's operations by geographic area is as follows (in thousands):

                                          U.S.      FAR EAST    ELIMINATIONS    CONSOLIDATED
                                        --------    --------    ------------    ------------
Year Ended September 30, 1999
Sales to unaffiliated clients.........  $ 56,865         --                       $ 56,865
Loss (income) from operations.........    (1,909)        --         --              (1,909)
Identifiable assets...................    14,168         --         --              14,168
Year Ended September 30, 1998
Sales to unaffiliated clients.........  $ 60,466         --         --            $ 60,466
Loss (income) from operations.........      (747)        --         --                (747)
Identifiable assets...................    12,955         --         --              12,955
Year Ended September 30, 1997
Sales to unaffiliated clients.........  $194,342    $24,535         --            $218,877
Loss (income) from operations.........    37,887        (31)        --              37,856
Identifiable assets...................    19,799      6,280         --              26,079

     United States sales include export sales of $5.3 million, made principally to Europe, Latin America, the Far East and Canada during the fiscal year ended September 30, 1997. See Footnote 4 for disposition of the Far East operations.

                                                                     SCHEDULE II

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                         ADDITIONS
                                           BALANCE AT    CHARGED TO    DEDUCTIONS               BALANCE
                                           BEGINNING     COSTS AND      ACCOUNTS                AT END
                                           OF PERIOD      EXPENSE      WRITTEN-OFF    OTHER    OF PERIOD
                                           ----------    ----------    -----------    -----    ---------
Description
Allowance for Doubtful Accounts:
  October 1, 1996 to September 30,
     1997................................    5,811         4,970          8,625          --      2,156
  October 1, 1997 to September 30,
     1998................................    2,156            --          1,547          --        609
  October 1, 1998 to September 30,
     1999................................      609            --            137         208(2)--     264

Restructuring Accounts
  October 1, 1996 to September 30,
     1997................................       --         9,338          5,600          --      3,738
  October 1, 1997 to September 30,
     1998................................    3,738            --          2,362       1,376(1)      --

---------------
(1) Reversed into income due to change in estimate. See Note 3 to Notes to Consolidated Financial Statements.

(2) Reversed into income due to change in estimate. See Note 7 to Notes to Consolidated Financial Statements.