Form 10-Q
period 1999-12-31
AMERIQUEST TECHNOLOGIES INC
filed 2000-02-14
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from to _______.


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


     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

     At February 9, 2000 there were 67,841,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                                    FORM 10-Q

                          AMERIQUEST TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     DECEMBER 31,   SEPTEMBER 30,
                                   ASSETS                               1999            1999
                                   ------                            ------------   -------------
                                                                     (UNAUDITED)
Current Assets:
---------------
Cash and cash equivalents .......................................     $     682      $     667
Accounts receivable, less allowance for doubtful accounts of $156
  and $264, respectively ........................................         8,832          8,323
Inventories .....................................................         4,212          3,565
Prepaid and other current assets ................................           273            319
                                                                      ---------      ---------
 Total current assets ...........................................        13,999         12,874
                                                                      ---------      ---------

Property and equipment, net .....................................           907            961
Other assets ....................................................           366            333
                                                                      ---------      ---------
 Total assets ...................................................     $  15,272      $  14,168
                                                                      =========      =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------


Current Liabilities:
--------------------
Lines of credit .................................................     $   4,592      $   2,443
Accounts payable ................................................         3,422          3,709
Other current liabilities .......................................           781            847
                                                                      ---------      ---------
 Total current liabilities ......................................         8,795          6,999
                                                                      ---------      ---------

Stockholders' Equity
--------------------
Common stock, $.01 par value; 200,000,000 shares authorized;
 67,841,906 shares issued and outstanding .......................           679            679
Additional paid-in capital ......................................       174,433        174,433
Accumulated deficit .............................................      (168,635)      (167,943)
                                                                      ---------      ---------
 Total stockholders' equity .....................................         6,477          7,169
                                                                      ---------      ---------

  Total liabilities and stockholders' equity ....................     $  15,272      $  14,168
                                                                      =========      =========

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31
                                                         ------------------------------
                                                             1999              1998
                                                         ------------      ------------
                                                                  (UNAUDITED)
Net Sales ..........................................     $     15,636      $     11,804

Cost of Sales ......................................           14,356            10,694
                                                         ------------      ------------

  Gross Profit .....................................            1,280             1,110

Operating Expenses:
  Selling, General and Administrative ..............            1,893             1,652
                                                         ------------      ------------

  Loss from Operations .............................             (613)             (542)

Interest Income ....................................               --                18
Interest Expense ...................................              (79)              (19)
                                                         ------------      ------------

Net Loss ...........................................     $       (692)     $       (543)
                                                         ============      ============

Basic and Diluted Net Loss per Common Share ........     $      (0.01)     $      (0.01)
                                                         ============      ============

Basic and Diluted Common Shares Outstanding (Note 2)       67,841,906        66,881,906
                                                         ============      ============

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                    --------------------
                                                                     1999         1998
                                                                    -------      -------
                                                                         (UNAUDITED)
Cash flow from operating activities:
------------------------------------
Net Loss ......................................................        (692)        (543)
                                                                    -------      -------
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
  Depreciation and amortization ...............................          89           64
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable ..................        (508)       1,451
  (Increase) decrease in inventories ..........................        (647)         611
  (Decrease) in accounts payable and accrued expenses .........        (353)        (522)
  (Increase) decrease in other assets .........................           8          123
                                                                    -------      -------

  Net cash provided by (used in) operating activities .........      (2,103)       1,184
                                                                    -------      -------

Cash flow from investing activities:
------------------------------------
  Capital expenditures ........................................         (31)        (202)
                                                                    -------      -------

 Net cash used in investing activities ........................         (31)        (202)
                                                                    -------      -------

Cash flow from financing activities:
------------------------------------
  Net borrowings under lines of credit ........................       2,149           --
                                                                    -------      -------

  Net cash provided by financing activities ...................       2,149           --
                                                                    -------      -------

Net increase in cash and cash equivalents .....................          15          982
                                                                    -------      -------

Cash and cash equivalents at beginning of period ..............     $   667      $   755
                                                                    =======      =======
Cash and cash equivalents at end of period ....................     $   682      $ 1,737
                                                                    =======      =======

                Supplemental Disclosures of Cash Flow Information
                -------------------------------------------------

Interest:

     During the three months ended December 31, 1999 and 1998, the Company paid interest of $79 and $19, respectively. Income taxes:

     During the three months ended December 31, 1999 and 1998, the Company made no income tax payments.

                          AMERIQUEST TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

(1) BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. ("AmeriQuest" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three month period ended December 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 2000.

(2) LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective the year ended September 30, 1998. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. Basic and dilutive shares outstanding for the three months ended December 31, 1999 and 1998 are the same, as all common stock equivalents are anti-dilutive due to the loss to common stockholders.

(3) LINES OF CREDIT

At December 31, 1999, the Company had borrowings of $4,592,000 against its line of credit with Fleet Financial Corporation ("Fleet"). The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth.

                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 1999

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

AmeriQuest markets and sells products and services providing business information solutions for value-added resellers ("VARs") and systems integrators. AmeriQuest's strategy is to emphasize the sale of complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, logistics, start-up, installation and technical support services. AmeriQuest markets, sells and supports a variety of products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the ultimate customer.

The Company had a net loss of $692,000 and net sales of $15,636,000 for the quarter ended December 31, 1999 compared to a net loss of $543,000 and net sales of $11,804,000 for the quarter ended December 31, 1998.

It is important to note that the Company was not profitable in the quarter and has not been profitable in prior quarterly periods without the benefit of reversal of restructuring and other reserves. Although management believes that the Company's strategy, when coupled with planned increases in net sales, will return AmeriQuest to profitability, there are numerous risks and uncertainties, including those described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, and no assurance can be given that the Company's strategy will succeed or that the Company will become operationally profitable. Management will periodically review the need to further reduce costs should sales for any reason not materialize in amounts sufficient to cover the existing cost structure. The Company's objective is to achieve this improvement through its new "solution" selling method, but no assurance can be given that such a sales increase will occur or that operating profitability will be maintained on a consistent basis.

                      -------------------------------------

     The following table sets forth certain items in the Consolidated Statements of Income as a percent of net sales.

                                              THREE MONTHS
                                                 ENDED
                                              DECEMBER 31,
                                           -----------------
                                            1999        1998
                                            ----        ----
Net sales ...........................      100.0       100.0
Cost of sales .......................       91.8        90.6
Gross profit ........................        8.2         9.4
Selling, general and administrative .       12.1        14.0
Interest income (expense), net ......       (0.5)        0.0
Net Income (Loss) ...................       (4.4)       (4.6)


RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1999

Sales for the quarter ended December 31, 1999 increased by 32% from $11,804,000 for the quarter ended December 31, 1998 to $15,636,000, reflecting progress in the desired transition of the Company's recently expanded sales force towards "solution" selling with a focus on client server, networking, storage products and services revenues.

                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 1999

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 1999 (CONTINUED)

Cost of sales increased to 91.8% of sales for the quarter ended December 31, 1999 compared to 90.6% of sales in the same quarter for the prior year primarily as a result of unfavorable change in sales mix (low margin commodity sales grew faster than high margin solution sales) compared to the year ago quarter.

Selling, general and administrative expenses of $1,804,000 increased by $216,000 for the quarter ended December 31, 1999 compared to $1,588,000 for the same quarter of the prior year, primarily as a result of increased selling expense.

Depreciation and amortization increased to $89,000 for the quarter ended December 31, 1999 from $64,000 for the quarter ended December 31, 1998 due to amortization of leasehold improvements in the Company's new location.

Net interest expense and fees of $79,000 in the quarter ended December 31, 1999 compares to net interest expense of $1,000 for the quarter ended December 31, 1998. The increase was attributed to the borrowings against the line of credit.

No income tax benefit was recorded on the net operating loss for the three months ended December 31, 1999 and December 31, 1998 as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had $682,000 in cash and had borrowings of $4,592,000 against its existing lines of credit. The Company used $2,103,000 of cash from operating activities in the quarterly period ended December 31, 1999, primarily to finance accounts receivable and inventory growth related to increased revenues.

The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. Management believes that cash on hand and the availability of credit from Fleet Financial Corporation will be adequate for the Company to meet its financial obligations on a timely basis during fiscal 2000.

VENDOR RELATIONS

The marketing and selling efforts of AmeriQuest concentrate on a limited number of key manufacturers including Acer, American Power, Digi-board, Hewlett Packard, IBM, Multitech, Okidata, Unisys, and Wyse. With this strategy the company is able to maintain a superior level of solution or application expertise on products from these manufacturers. Additionally, the Company sources significant volumes of other vendors products from fulfillment distributors.

                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 1999

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

                                      AmeriQuest Technologies, Inc.


February 9, 2000
                                      /s/  ALEXANDER C. KRAMER


                                           Alexander C. Kramer
                                           Chief Executive Officer


February 9, 2000
                                       /s/ JON D. JENSEN


                                           Jon D. Jensen
                                           Chief Operating Officer,
                                           Chief Financial Officer and Secretary