Form 10-Q
period 2000-03-31
AMERIQUEST TECHNOLOGIES INC
filed 2000-05-15
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

     At May 12, 2000 there were 67,841,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                                    FORM 10-Q

                          AMERIQUEST TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          MARCH 31,       SEPTEMBER 30,
                                   ASSETS                                   2000            1999
                                  ---------                               ---------       ---------
Current Assets:
   Cash and cash equivalents .......................................      $     383       $     667
   Accounts receivable, less allowance for doubtful accounts of $199
     and $264, respectively ........................................          8,699           8,323
   Inventories .....................................................          4,096           3,565
   Prepaid and other current assets ................................            324             319
                                                                          ---------       ---------
          Total current assets .....................................         13,502          12,874
                                                                          ---------       ---------
Property and equipment, net ........................................            866             961
Other assets .......................................................            395             333
                                                                          ---------       ---------
          Total assets .............................................      $  14,763       $  14,168
                                                                          =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
   Lines of credit .................................................      $   3,994       $   2,443
   Accounts payable ................................................          4,604           3,709
   Other current liabilities .......................................            686             847
                                                                          ---------       ---------
          Total current liabilities ................................          9,284           6,999
                                                                          ---------       ---------

Stockholders' Equity
Common stock, $.01 par value; 200,000,000 shares authorized;
    67,841,906 shares issued and outstanding .......................            679             679
Additional paid-in capital .........................................        174,433         174,433
Accumulated deficit ................................................       (169,633)       (167,943)
                                                                          ---------       ---------
          Total stockholders' equity ...............................          5,479           7,169
                                                                          ---------       ---------

           Total liabilities and stockholders' equity ..............      $  14,763       $  14,168
                                                                          =========       =========

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                ------------------                    ----------------
                                                                     MARCH 31                              MARCH 31
                                                                     --------                              --------
                                                             2000                 1999              2000               1999
                                                          ------------       ------------       ------------       ------------
Net Sales ..........................................      $     14,837       $     12,560       $     30,473       $     24,364

Cost of Sales ......................................            13,685             11,709             28,040             22,403
                                                          ------------       ------------       ------------       ------------

     Gross Profit ..................................             1,152                851              2,433              1,961

Operating Expenses:
     Selling, General and Administrative ...........             2,054              1,530              3,947              3,181
                                                          ------------       ------------       ------------       ------------

        Loss from Operations .......................              (902)              (679)            (1,514)            (1,220)

Interest Income
                                                                     2                 16                  2                 35
Interest Expense ...................................               (98)               (15)              (177)               (35)
                                                          ------------       ------------       ------------       ------------

      Net Loss .....................................      $       (998)      $       (678)      $     (1,689)      $     (1,220)
                                                          ============       ============       ============       ============

Basic and Diluted Net Loss per Common Share ........      $      (0.01)      $      (0.01)      $      (0.02)      $      (0.02)
                                                          ------------       ------------       ------------       ------------

Basic and Diluted Common Shares Outstanding (Note 2)        67,841,906         66,881,906         67,841,906         66,881,906
                                                          ------------       ------------       ------------       ------------

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 ------------------           ----------------
                                                                     MARCH 31                    MARCH 31
                                                                     --------                    --------
                                                                2000          1999          2000          1999
                                                               -------       -------       -------       -------
Cash flow from operating activities:
Net Loss ................................................      $  (998)      $  (678)      $(1,689)      $(1,221)
                                                               -------       -------       -------       -------

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
     Depreciation and amortization ......................           91            67           179           131


Changes in operating assets and liabilities:                                                     0
     (Increase) decrease in accounts receivable .........          139          (686)         (376)          764
     (Increase) decrease in inventories .................           13           243          (531)          853
     (Decrease) in accounts payable and accrued expenses         1,105          (164)          734          (686)
     (Increase) decrease in other assets ................           23          (154)          (68)          (29)
                                                               -------       -------       -------       -------

     Net cash provided by (used in) operating activities           373        (1,372)       (1,751)         (188)
                                                               -------       -------       -------       -------

Cash flow from investing activities:
     Capital expenditures ...............................          (50)          (57)          (84)         (259)
                                                               -------       -------       -------       -------

          Net cash used in investing activities .........          (50)          (57)          (84)         (259)
                                                               -------       -------       -------       -------

Cash flow from financing activities:
     Net borrowings under lines of credit ...............         (596)          --        1,551             --


     Net cash provided by financing activities ..........         (596)           --        1,551            --
                                                               -------       -------       -------       -------


Net increase in cash and cash equivalents ...............         (273)       (1,429)         (284)         (447)
                                                               -------       -------       -------       -------

Cash and cash equivalents at beginning of period ........      $   656       $ 1,737       $   667       $   755
                                                               -------       -------       -------       -------
Cash and cash equivalents at end of period ..............      $   383       $   308       $   383       $   308
                                                               =======       =======       =======       =======


                Supplemental Disclosures of Cash Flow Information

Interest:

         During the six months ended March 31, 2000 and 1999, the Company paid interest of $179 and $0, respectively.

Income taxes:

         During the six months ended March 31, 2000 and 1999, the Company made no income tax payments.

                          AMERIQUEST TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


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

The results of operations and cash flows for the six month period ended March 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 2000.

(2) LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective the year ended September 30, 1998. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. Basic and dilutive shares outstanding for the six months ended March 31, 2000 and 1999 are the same, as all common stock equivalents are anti-dilutive due to the loss to common stockholders.

(3) LINES OF CREDIT

At March 31, 2000, the Company had borrowings of $3,994,000 against its line of credit with Fleet Financial Corporation ("Fleet"). The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with certain covenants as of March 31, 2000 and is currently in the process of obtaining a waiver from Fleet for non-compliance with such covenants.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 2000

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

AmeriQuest markets, sells and leases products and services providing business information solutions for value-added resellers ("VARs") and systems integrators. AmeriQuest's strategy is to emphasize the sale of complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, logistics, start-up, installation and technical support services. AmeriQuest markets, sells and supports a variety of products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the ultimate customer.

The Company had a net loss of $998,000 and net sales of $14,837,000 for the quarter ended March 31, 2000 compared to a net loss of $678,000 (inclusive of benefit of bad debt recovery of $150,000) and net sales of $12,560,000 for the quarter ended March 31, 1999.

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

     The following table sets forth certain items in the Consolidated Statements of Income as a percent of net sales.

                                      THREE MONTHS          SIX MONTHS
                                      ------------          ----------
                                         ENDED                 ENDED
                                         -----                 -----
                                       MARCH 31,            MARCH 31,
                                       ---------            ---------
                                   2000        1999        2000        1999
                                   ----        ----        ----        ----
Net sales ................        100.0       100.0       100.0       100.0
Cost of sales ............         92.2        93.2        92.0        92.0
Gross profit .............          7.8         6.8         8.0         8.0
Selling, general and
administrative ...........         13.2        11.6        12.4        12.5
Interest income (expense),
net.......................         (0.6)        0.0        (0.6)        0.0
Net Income (Loss) ........         (6.7)       (5.4)       (5.5)       (5.0)


RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED MARCH 31, 2000

Sales for the quarter ended March 31, 2000 increased by 18% from $12,560,000 for the quarter ended March 31, 1999 to $14,837,000, reflecting progress in the desired transition of the Company's recently expanded sales force towards "solution" selling with a focus on client server, networking, storage products and services revenues. While the Company also began to achieve revenues from its leasing division, the Company believes that Networking, Storage, Server and Services revenues were adversely affected in the first half of the second quarter by an industry wide slow down following Y2K.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 2000


RESULTS OF OPERATIONS FOR THE SECOND QUARTER ENDED MARCH 31, 2000 (CONTINUED)

Cost of sales decreased to 92.2% of sales for the quarter ended March 31, 2000 compared to 93.2% of sales in the same quarter for the prior year primarily as a result of increased focus on the Company's "solution" selling and leasing division.

Selling, general and administrative expenses of $1,963,000 increased by $500,000 for the quarter ended March 31, 2000 compared to $1,463,000 for the same quarter of the prior year, primarily as a result of increased solution selling staff and marketing expense associated with the Company's launch of the seven new solution products during the quarter, and the prior year's quarter having benefited from $150,000 of bad debt recovery. The Company does not expect any further benefit due to bad debt recovery.

Depreciation and amortization increased to $91,000 for the quarter ended March 31, 2000 from $67,000 for the quarter ended March 31, 1999 primarily due to amortization of leasehold improvements.

Net interest expense and fees of $96,000 in the quarter ended March 31, 2000 compares to net interest income of $1,000 for the quarter ended March 31, 1999. This increase was attributable to borrowings against the line of credit.

No income tax benefit was recorded on the net operating loss for the three months ended March 31, 2000 and March 31, 1999 as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000

Sales of $30,473,000 for the first six months ended March 31, 2000 increased 25%, or $6,110,000, compared to $24,364,000 for the first six months of the prior fiscal year. The increase reflects progress in the desired transition of the Company's recently expanded sales force towards "solution" selling with a focus on client server, networking, storage products and services revenues and an increase in the Company's overall buying customer base.

Cost of sales, as a percentage of net sales, remained at 92% for the six months ended March 31, 2000. In contrast to increased pressures for declining prices within the information technology marketplace, the Company's continued focus towards "solution" selling, including the results of its leasing division, has begun to show improvement in the Company's gross margins.

Selling, general and administrative expenses of $3,768,000 increased 23.5%, or $718,000, when compared to $3,050,000 for the six months ended March 31, 1999. The prior year's expenses were reduced by a $308,000 benefit from bad debt recovery. The remainder of the increase was due solely to the Company's continued effort to recruit and train higher caliber sales and technical staff.

Depreciation and amortization increased to $179,000 for the six months ended March 31, 2000 from $131,000 for the six months ended March 31, 1999 due to amortization of leasehold improvements.

No income tax benefit was recorded on the net operating loss for the six months ended March 31, 2000 and March 31, 1999 as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 2000


VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the microcomputer industry; (ii) shifts in short-term demand for the Company's products resulting, in part, from the introduction of new products or updates of existing products; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's net sales and earnings may be subject to material volatility, particularly on a quarterly basis. In addition the decisions to close former businesses could involve unforeseeable additional expenses and impede the prospects for the Company to obtain the additional sales needed to consistently achieve operating profitability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had $383,000 in cash and had borrowings of $3,994,000 against its existing line of credit. The Company provided $373,000 of cash from operating activities in the quarterly period ended March 31, 2000, primarily from an increase in quarter ending liabilities to vendors. The Company's increased use of direct shipments (shipments from the manufacturer to the end consumer) has significantly increased over prior periods and has resulted in a decrease in the need to carry large inventory balances, hence the decrease in overall operating cash usage in this area.

The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with certain covenants as of March 31, 2000 and is currently in the process of obtaining a waiver from Fleet for non-compliance with such covenants.

Management believes that cash on hand and the availability of credit will be adequate for the Company to meet its financial obligations on a timely basis during fiscal 2000.

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

                                 MARCH 31, 2000

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2000 Annual Meeting held on February 9, 2000, the following directors were elected to serve until the 2001 Annual Meeting and until each of their successors are elected and qualified:

         Director                   For              Withheld
         --------                   ---              --------
         Edward Cloues, II          59,433,414       0
         Jon D. Jensen              59,433,414       0
         Alexander C. Kramer        59,433,414       0
         Walter Reimann             59,433,414       0
         Charles Soltis             59,433,414       0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AmeriQuest Technologies, Inc.


May 15, 2000
                                         /s/  ALEXANDER C. KRAMER
                                              ----------------------------
                                               Alexander C. Kramer
                                               Chief Executive Officer


May 15, 2000
                                         /s/  JON D. JENSEN
                                              ----------------------------
                                              Jon D. Jensen
                                              Chief Operating Officer,
                                              Chief Financial Officer and
                                               Secretary