Form 10-Q
period 2000-06-30
AMERIQUEST TECHNOLOGIES INC
filed 2000-08-14
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from _________ to _________.


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


     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No

     At August 14, 2000 there were 67,841,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                                    FORM 10-Q

                          AMERIQUEST TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    JUNE 30,           SEPTEMBER 30,
                                   ASSETS                                                            2000                  1999
Current Assets:
   Cash and cash equivalents ...........................................................            $     639             $     667
   Accounts receivable, less allowance for doubtful accounts of $213
     and $264, respectively ............................................................                9,417                 8,323
   Inventories .........................................................................                2,007                 3,565
   Prepaid and other current assets ....................................................                  411                   319
                                                                                                    ---------             ---------
          Total current assets .........................................................               12,474                12,874
                                                                                                    ---------             ---------

Property and equipment, net ............................................................                  914                   961
Other assets ...........................................................................                  332                   333
                                                                                                    ---------             ---------
          Total assets .................................................................            $  13,720             $  14,168
                                                                                                    =========             =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
   Lines of credit .....................................................................            $   4,534             $   2,443
   Accounts payable ....................................................................                3,807                 3,709
   Other current liabilities ...........................................................                1,005                   847
                                                                                                    ---------             ---------
          Total current liabilities ....................................................                9,346                 6,999
                                                                                                    ---------             ---------

Stockholders' Equity
Common stock, $.01 par value; 200,000,000 shares authorized;
    67,841,906 shares issued and outstanding ...........................................                  679                   679
Additional paid-in capital .............................................................              174,433               174,433
Accumulated deficit ....................................................................             (170,738)             (167,943)
                                                                                                    ---------             ---------
          Total stockholders' equity ...................................................                4,374                 7,169
                                                                                                    ---------             ---------

           Total liabilities and stockholders' equity ..................................            $  13,720             $  14,168
                                                                                                    =========             =========

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             JUNE 30                      JUNE 30
                                                                  2000                1999             2000               1999
                                                                  ----                ----             ----               ----

Net Sales ..............................................      $     15,127       $     15,761       $     45,600       $     40,125

Cost of Sales ..........................................            14,135             14,177             42,176             36,580
                                                              ------------       ------------       ------------       ------------

     Gross Profit ......................................               992              1,584              3,424              3,545

Operating Expenses:
     Selling, General and Administrative ...............             2,012              1,641              5,961              4,822
                                                              ------------       ------------       ------------       ------------

        Loss from Operations ...........................            (1,020)               (57)            (2,537)            (1,277)

Interest Income ........................................                28                  2                 30                 37
Interest Expense .......................................              (111)               (43)              (288)               (78)
                                                              ------------       ------------       ------------       ------------

      Net Loss .........................................      $     (1,103)      $        (98)      $     (2,795)      $     (1,318)
                                                              ============       ============       ============       ============

Basic and Diluted Net Loss per Common Share ............      $      (0.02)      $      (0.00)      $      (0.04)      $      (0.02)
                                                              ------------       ------------       ------------       ------------

Basic and Diluted Common Shares Outstanding (Note 2) ...        67,841,906         66,881,906         67,841,906         66,881,906
                                                              ------------       ------------       ------------       ------------

                          AMERIQUEST TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                         JUNE 30                     JUNE 30
                                                                                    2000          1999          2000          1999
                                                                                    ----          ----          ----          ----
Cash flow from operating activities:
Net Loss ....................................................................      $(1,103)      $   (98)     $(2,795)      $(1,318)
                                                                                   -------       -------      -------       -------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization ..........................................           79            82          258           213


Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable .............................         (718)       (1,441)      (1,093)         (677)
     (Increase) decrease in inventories .....................................        2,090          (229)       1,559           624
     (Decrease) increase in accounts payable and accrued expenses ...........         (480)         (144)         256          (830)
     (Increase) decrease in other assets ....................................          (24)           89          (93)           59
                                                                                   -------       -------      -------       -------

     Net cash provided by (used in) operating activities ....................         (156)       (1,741)      (1,908)       (1,929)
                                                                                   -------       -------      -------       -------

Cash flow from investing activities:
     Capital expenditures ...................................................         (129)          (67)        (211)         (326)
                                                                                   -------       -------      -------       -------

          Net cash used in investing activities .............................         (129)          (67)        (211)         (326)
                                                                                   -------       -------      -------       -------

Cash flow from financing activities:
     Net borrowings under lines of credit ...................................          541         1,914        2,091         1,914


     Net cash provided by financing activities ..............................          541         1,914        2,091         1,914
                                                                                   -------       -------      -------       -------

Net increase in cash and cash equivalents ...................................          256           106          (28)         (341)
                                                                                   -------       -------      -------       -------

Cash and cash equivalents at beginning of period ............................      $   383       $   308      $   667       $   755
                                                                                   -------       -------      -------       -------
Cash and cash equivalents at end of period ..................................      $   639       $   414      $   639       $   414
                                                                                   =======       =======      =======       =======

                Supplemental Disclosures of Cash Flow Information

Interest:

     During the nine months ended June 30, 2000 and 1999, the Company paid interest of $258 and $78, respectively.

Income taxes:

     During the nine months ended June 30, 2000 and 1999, the Company made no income tax payments.

                          AMERIQUEST TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

The results of operations and cash flows for the nine month period ended June 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 2000.

(2) LOSS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective the year ended September 30, 1998. This statement requires the disclosure of both basic and diluted earnings per share as well as the retroactive restatement of prior years' per share disclosures. Basic and dilutive shares outstanding for the nine months ended June 30, 2000 and 1999 are the same, as all common stock equivalents are anti-dilutive due to the loss to common stockholders.

 (3) LINES OF CREDIT

At June 30, 2000, the Company had borrowings of $4,534,000 against its line of credit with Fleet Financial Corporation ("Fleet"). The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with certain covenants as of June 30, 2000 and is currently in the process of obtaining a waiver from Fleet for non-compliance with such covenants.

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 2000

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

The Company had a net loss of $1,103,000 and net sales of $15,127,000 for the quarter ended June 30, 2000 compared to a net loss of $98,000 and net sales of $15,761,000 for the quarter ended June 30, 1999. The fiscal 1999 third quarter loss was substantially reduced by bad debt recovery of $236,000 and $398,000 related to the return of excess inventory. Without these items, the net loss for the third quarter of fiscal 1999 would have been $732,000 or $0.01 per share.

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

                                                                      THREE MONTHS                            NINE MONTHS
                                                                          ENDED                                  ENDED
                                                                         JUNE 30,                               JUNE 30,
                                                                 2000               1999                2000                 1999
Net sales ..........................................            100.0               100.0               100.0               100.0
Cost of sales ......................................             93.4                89.9                92.5                91.2
Gross profit .......................................              6.6                10.1                 7.5                 8.8
Selling, general and administrative ................             13.3                10.4                13.1                12.0
Interest income (expense), net .....................             (0.5)               (0.3)               (0.6)               (0.1)
Net Income (Loss) ..................................             (7.3)               (0.6)               (6.1)               (3.3)

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 2000


RESULTS OF OPERATIONS FOR THE THIRD QUARTER ENDED JUNE 30, 2000

Sales for the quarter ended June 30, 2000 of $15,127,000 decreased by 4% from $15,761,000 for the quarter ended June 30, 1999 due to less than desired performance from its "solution" sales group and a continuation of the consequence of closure of a key supplier in the previous quarter, an event that forced the Company to accept one-time price increases when it was forced to shift suppliers.

Cost of sales increased to 93% of sales for the quarter ended June 30, 2000 compared to 92% of sales in the same quarter for the prior year before recognition of the benefit of a one time recovery of inventory reserves of $398,000 for that quarter which ended June 30, 1999. The gross profit performance deteriorated slightly as a result of the significant change in a major supplier that resulted in poor margin performance of the Company's sourced distribution products.

Selling, general and administrative expenses of $2,012,000 increased $135,000 for the quarter ended June 30, 2000 compared to $1,877,000 for the same quarter of the prior year, before recognition of the benefit of bad debt recoveries of $236,000 for that quarter ended June 30, 1999. The increased costs result solely from the expenses incurred in expanding the solution sales group.

Depreciation and amortization decreased to $79,000 for the quarter ended June 30, 2000 from $82,000 for the quarter ended June 30, 1999.

Net interest expense and fees of $83,000 in the quarter ended June 30, 2000 compares to net interest expense of $41,000 for the quarter ended June 30, 1999. This increase was attributable to both the cost of borrowings and the increased borrowings against the line of credit.

No income tax benefit was recorded on the net operating loss for the three months ended June 30, 2000 and June 30, 1999 as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000

Sales of $45,600,000 for the first nine months ended June 30, 2000 increased 13.6%, or $5,475,000, compared to $40,125,000 for the first nine months of the prior fiscal year. The increase reflects progress in the desired transition of the Company's recently expanded sales force towards "solution" selling with a focus on client server, networking, storage products and services revenues and an increase in the Company's overall buying customer base.

Cost of sales, as a percentage of net sales, increased 1.3% to 92.5% for the nine months ended June 30, 2000 compared to 91.2% for the nine months ended June 30, 1999. The prior nine month period included a one time benefit of $398,000 in recovery of inventory reserves. When taking into consideration the one time benefit, cost of sales would have been 92.2% of net sales for the nine months ended June 30, 1999. In contrast to increased pressures for declining prices within the information technology marketplace, the Company's continued focus towards "solution" selling, including the results of its leasing division, has begun to show slight improvement in the Company's gross margins.

Selling, general and administrative expenses of $5,961,000 increased 10%, or $595,000, when compared to $5,366,000 for the nine months ended June 30, 1999 before consideration of a $544,000 benefit from bad debt recovery. The increase was due solely to the Company's continued effort to recruit and train higher caliber sales, technical, and leasing staff.

Depreciation and amortization increased to $258,000 for the nine months ended June 30, 2000 from $213,000 for the nine months ended June 30, 1999 due to amortization of leasehold improvements.

No income tax benefit was recorded on the net operating loss for the nine months ended June 30, 2000 and June 30, 1999 as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized.

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 2000


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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had $639,000 in cash and had borrowings of $4,534,000 against its existing line of credit. The Company used $156,000 of cash from operating activities in the quarterly period ended June 30, 2000, primarily due to an increase in quarter ending accounts receivable and a decrease in accounts payable and accrued expenses, offset nearly in full by a substantial decrease in inventories. The Company's increased use of direct shipments (shipments from the supplier to the client or end use consumer) has significantly increased over prior periods and has resulted in the ability to carry smaller inventory balances.

The terms of the Fleet lending agreement include certain restrictive covenants which require the maintenance of specified financial ratios generally related to cash flow and tangible net worth. The Company was not in compliance with certain covenants as of June 30, 2000 and is currently in the process of obtaining a waiver from Fleet for non-compliance with such covenants.

On July 20, 2000, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with Wanquay Limited, an entity organized under the laws of the British Virgin Islands (the "Investor"), establishing what is sometimes referred to as an "equity line of credit" or an "equity drawdown facility." Pursuant to the Agreement, the Investor has committed to purchase, at the Company's option, up to $13.5 million of the Company's common stock over the next 18 months, at a 12% discount to the average trading price over a specified period prior to each such drawdown. The amount that can be drawn down by the Company at any one time is dependent upon a number of factors, including the Company's stock price and trading volume during the drawdown period. In connection with the transaction, the Investor was issued warrants to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.506 In addition, the Company's investment advisor with respect to the transaction, Ladenburg Thalman & Co., Inc., was issued warrants to purchase 1,467,391 shares of common stock at an exercise price of $0.506

Management believes that cash on hand, the availability of credit from Fleet, and the possibility of a capital infusion from the Investor will be adequate for the Company to meet its financial obligations on a timely basis during fiscal 2000 and 2001.

VENDOR RELATIONS

The marketing and selling efforts of AmeriQuest concentrate on a limited number of key manufacturers including Acer, American Power, Digi-board, Hewlett Packard, IBM, Multitech, Okidata, SCO, Unisys, and Wyse. With this strategy the company is able to maintain a superior level of solution or application expertise on products from these manufacturers. Additionally, the Company sources significant volumes of other vendors products from fulfillment distributors.

                         AMERIQUEST TECHNOLOGIES, INC.

                                 JUNE 30, 2000

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         None


ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

         (c) Exhibits

                  Exhibit No.                Exhibit

                  4.1*                       Form of Warrant issued to Wanquay
                                             Limited and Ladenburg Thalman &
                                             Co., Inc.

                  10.1*                      Stock Purchase Agreement, dated as
                                             of July 19, 2000.


                  10.2*                      Escrow Agreement among the Company,
                                             Wanquay Limited and Epstein
                                             Becker & Green, P.C.

                  10.3*                      Registration Rights Agreement,
                                             between the Company and Wanquay
                                             Limited.

                  27                         Summary Financial Data Schedule


--------------------------
 * EXHIBITS TO BE FILED BY AMENDMENT




                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 2000



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AmeriQuest Technologies, Inc.


August 14, 2000
                                               /s/  ALEXANDER C. KRAMER


                                                    Alexander C. Kramer
                                                    Chief Executive Officer


August 14, 2000
                                               /s/  JON D. JENSEN


                                                    Jon D. Jensen
                                                    Chief Operating Officer,
                                                    Chief Financial Officer
                                                    and Secretary