Form 10-Q/A
period 2000-06-30
AMERIQUEST TECHNOLOGIES INC
filed 2000-09-08
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

         (c) Exhibits

                  Exhibit No.                Exhibit

                  4.1                        Form of Warrant issued to Wanquay
                                             Limited and Ladenburg Thalman &
                                             Co., Inc.

                  10.1                       Stock Purchase Agreement, dated as
                                             of July 19, 2000.



                  10.2                       Escrow Agreement among the Company,
                                             Wanquay Limited and Epstein
                                             Becker & Green, P.C.


                  10.3                       Registration Rights Agreement,
                                             between the Company and Wanquay
                                             Limited.

                  27*                        Summary Financial Data Schedule


--------------------------
 * PREVIOUSLY FILED



                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 2000



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AmeriQuest Technologies, Inc.


September 8, 2000
                                               /s/  ALEXANDER C. KRAMER


                                                    Alexander C. Kramer
                                                    Chief Executive Officer


September 8, 2000
                                               /s/  JON D. JENSEN


                                                    Jon D. Jensen
                                                    Chief Operating Officer,
                                                    Chief Financial Officer
                                                    and Secretary