Form 10-K405
period 2000-09-30
AMERIQUEST TECHNOLOGIES INC
filed 2001-01-16
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    (MARK ONE)
    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                   OR
    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                                                COMMISSION FILE NO. 1-10397

                          AMERIQUEST TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

 DELAWARE                                                               33-0244136
 (State or other jurisdiction of incorporation or  organization)        (I.R.S. Employer Identification Number)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 15, 2000 was approximately $6,500,000. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock of the Registrant.

There were 67,841,906 shares of the Registrant's Common Stock outstanding as of December 15, 2000.


The following document is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Annual Report on Form 10-K: the Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART I

FOREWORD

THE INFORMATION SET FORTH IN THIS ANNUAL REPORT IS BASED PRIMARILY ON HISTORICAL INFORMATION. THIS ANNUAL REPORT ALSO CONTAINS SOME FORWARD-LOOKING STATEMENTS RELATING TO FUTURE PLANS AND OTHER MATTERS. TO THE EXTENT THAT THIS ANNUAL REPORT INCLUDES FORWARD-LOOKING STATEMENTS, SUCH STATEMENTS INVOLVE UNCERTAINTY AND RISK, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS. A LIST OF THOSE FACTORS WHICH MANAGEMENT BELIEVES COULD ADVERSELY AFFECT THE ACTUAL RESULTS IS SET FORTH IN A SECTION IMMEDIATELY FOLLOWING THE DESCRIPTION OF AMERIQUEST'S BUSINESS IN ITEM 1 UNDER THE CAPTION "SPECIAL FACTORS TO BE CONSIDERED."

ITEM 1. BUSINESS.

THE COMPANY

AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest" or the "Company"), markets and sells products and services providing business information solutions for value-added resellers ("VARs"), systems integrators and, beginning in fiscal 2000, corporate clients. AmeriQuest's strategy is to emphasize the sale of complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, logistics, operational start-up, installation and technical support services. AmeriQuest markets, sells and supports a variety of applications and products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the ultimate customer. AmeriQuest also provides programs and seminars designed to support and enhance its clients' technical, marketing, logistical and financial capabilities.

AmeriQuest currently markets and sells mid-range Unix and NT server systems, networking systems, storage sub-systems, printers and related products to VARs, systems integrators and corporate clients throughout the United States. Mid-range computers and servers range in price from $5,000 to $800,000. AmeriQuest focuses its marketing efforts on the products of a limited number of key vendors in order to become one of the leading distributors for each of its principal vendors. This enables AmeriQuest to develop product-specific technical expertise that enhances its value-added support services. AmeriQuest attempts to minimize competition among vendors' products while maintaining some overlap to provide protection against product shortages or discontinuations.

AmeriQuest historically conducted its business through its subsidiaries but, in April of 1997, AmeriQuest decided to focus its resources on building what was then known as its Advanced Systems Group in Pennsylvania and to close or sell all of the other divisions. Following the reorganization, the Company became a more focused technical distributor of services and computer products providing value added solutions rather than a fulfillment distributor that relies on broad product lines and high volumes of commodity products. During fiscal 2000, AmeriQuest began to refocus its outside sales force to sell application solutions directly to larger corporate clients and to focus on selling its higher margin products and services to its VAR and systems integrator clients. The Company is now organized in three divisions: fulfillment distribution, solutions and leasing.

The Company maintains its principal executive offices at 2465 Maryland Road, Willow Grove, Pennsylvania 19090, and its telephone number is (215) 658-8900.


STRATEGY

During Fiscal 2000, the Company continued to de-emphasize low margin hardware product distribution. The Company's current business strategy is to increase the emphasis on providing application solutions and implementation to corporate clients while providing value-added services such as engineering design and system configuration, installation capability, and marketing, financial and technical support to its VAR and systems integrator client base. The goal of this new focus is to improve the Company's margins as compared to the margins of distributors who provide for sale of equipment only. In addition, AmeriQuest will continue second tier product distribution only in areas which minimize direct competition with the Company's largest competitors and concentrate on selling higher-margin mid-range computer and client server systems, networking products and storage systems along with complementary and related individual computer components, and maintenance and leasing services. AmeriQuest has negotiated agreements with several vendors that allow the Company to serve as the "silent partner" of the Company's resellers by being able to sell services and products directly to the reseller's end users when the reseller cannot do so itself or desires AmeriQuest to do so. The Company has also developed a division known as Consultants Group Commercial Funding Corporation("CG Commercial"), which facilitates customers in obtaining lease financing through third parties.

Historically, approximately 30% of the Company's top 500 customers have represented approximately 80% of the monthly gross profit and approximately 40% of the monthly sales. The remaining approximately 70% of the top 500 customers represent approximately 60% of the average monthly sales but only approximately 20% of the gross profit. The majority of the senior debt from the bank line of credit is used to finance the accounts receivable from customers who provide less than 5% gross margin contribution to the Company and, net of incremental operating costs and interest expense, are unprofitable. Therefore, the Company's action to increase the minimum margins may cause most of the unprofitable customers to decide to acquire their products from another distribution source. This strategy of phasing out low gross profit customers will result in lower sales and accounts receivable, thereby reducing the line of credit from the senior bank debt lender.

The Company also intends to continue to reduce expenses, including focusing on reducing outside consulting expenses, payroll expenses and communications expenses. In summary, the Company's strategy is to increase gross profit even if lower sales result, and simultaneously to decrease monthly expenses and borrowings under the bank line of credit used to finance accounts receivable.

Although management believes that this change in strategy, which is expected to significantly decrease low margin sales, when coupled with planned decreases in expenses, will return AmeriQuest to profitability, there are numerous risks and uncertainties, including those described elsewhere in this Annual Report, and no assurance can be given that the Company's strategy will succeed or that the Company will become operationally profitable. Management will periodically review the need to further reduce costs should gross profits for any reason not materialize in amounts sufficient to cover the existing cost structure.


PRODUCTS

AmeriQuest seeks to sell applications and products from nationally-recognized vendors that provide all the components most VARs and systems integrators require to fully configure their business information solutions. Some of the products are offered only to VARs and systems integrators and others are offered only to corporate clients. The following is a description of the major categories of products currently offered by AmeriQuest and the principal vendors of those products:

         CLIENT SERVERS AND PERSONAL COMPUTERS -- AmeriQuest offers a broad and diverse group of server, notebook and desktop products manufactured by Acer, Compaq, Hewlett Packard, IBM and Unisys.

         COMMUNICATIONS AND NETWORKS -- AmeriQuest provides local and wide area network ("LAN/WAN") certified engineering services, software and specialized hardware products manufactured by 3Com, Alcatel, Cisco, D-Link, Digi International, Hewlett Packard, IBM, Intel, Multi-Tech Systems and Nortel.

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

         OPERATING SYSTEM AND APPLICATION SOFTWARE -- AmeriQuest sells a variety of operating systems and LAN software products, generally as part of its client server systems sales. AmeriQuest has also commenced the sale of certain application software for NT, Unix and mid-range systems. Among the manufacturers of these software products are Citrix, IBM, including AIX and Lotus Notes, Microsoft, Novell, Perigrine and SCO.


SERVICES

AmeriQuest seeks to sell its services by providing all the elements most VARs and systems integrators require to sell business information solutions. Technical, marketing, logistical, and financial services are marketed and sold as a part of the Company's "Silent Partner"(TM) services. AmeriQuest also seeks to sell applications that satisfy certain needs of large corporate clients. These services and applications are focused around asset management, distribution management, systems, and network infrastructure solutions, including e-commerce, high availability servers, security, and thin client computing. The following is a description of the major categories of services currently offered by AmeriQuest:

         TECHNICAL SERVICES -- AmeriQuest provides systems engineering, integration, implementation and project management services to those clients who do not have the capability or capacity to design, configure or install business information system solutions with their own resources. AmeriQuest also provides an Open Systems Technology Center in its Willow Grove, Pennsylvania facility for its clients to explore and test new technologies and various configurations and applications.

         MARKETING SERVICES -- AmeriQuest offers its VAR and systems integrator clients a "virtual marketing department" to generate opportunities, develop materials and programs to sell services and provide Internet marketing tools.

         LOGISTICAL SERVICES -- AmeriQuest offers logistical services to its VAR, systems integrator and large corporate clients by managing the entire scope of a project from product selection, procurement and packaging, to staging of multiple ship point deliveries to installation and implementation at the end-user.

         LEASING SERVICES -- AmeriQuest expands the financial capabilities of its VAR, system integrator and corporate clients by providing customer risk analysis and financial and business planning assistance and, through its subsidiary, CG Commercial, it assists customers in obtaining equipment leasing and technology upgrade programs through third parties. AmeriQuest also arranges for leasing and maintenance options offered by IBM, Hewlett Packard and Unisys for all products to clients and ultimate customers. By arranging for multiple financing options, including floor planning through a number of credit institutions, credit card purchases and an "assignment of proceeds" program, AmeriQuest can assist its clients in securing purchase orders in excess of their normal credit facilities.


VENDOR RELATIONS

To maintain strong relationships with its principal manufacturers, AmeriQuest focuses on marketing the products of a limited number of key manufacturers. AmeriQuest selects its product lines to offer a total solution while minimizing competition among manufacturers' products, but maintains overlap to provide protection against product shortages or discontinuations. Accordingly, sales of products of AmeriQuest's four leading manufacturers, Acer, Hewlett Packard, Okidata and Unisys, represented approximately 28%, 18%, 10%, and 9%, respectively, of the Company's sales for the fiscal year ended September 30, 2000.

During fiscal 2000, AmeriQuest continued its relationship with IBM as a Solutions Provider. Pinacor initially served as an IBM mid-range distributor to AmeriQuest, and AmeriQuest has since executed a solution provider agreement with SupportNet to be its mid-range product distributor.

AmeriQuest expanded its relationship with Unisys during fiscal 1999 and fiscal 2000 by negotiating a corporate account reseller ("CAR") agreement which allows AmeriQuest to sell, directly to end users, Unisys mid-range products that are not available to the Company's resellers.

Also, during fiscal 2000 one of the Company's primary suppliers of hardware products experienced financial difficulty which caused AmeriQuest to switch to a secondary source with less favorable prices and terms. This change resulted in a reduction to the Company's gross margin during the second and third fiscal quarters.

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

AmeriQuest has continued to pursue a strategy to reduce inventory of non-core vendors and to satisfy its clients' needs for non-core, supplemental or complementary products by concentrating its procurement efforts with one or more of the large national fulfillment distributors.

From time-to-time, the demand for certain products sold by AmeriQuest exceeds the supply available from the vendor. AmeriQuest believes that its ability to compete has not been adversely affected to a material extent by these periodic shortages, although sales may be adversely affected for an interim period. In order to limit the impact of such shortages, AmeriQuest generally attempts to include comparable products from more than one vendor in its product line and to have arrangements with one or more of the national fulfillment distributors to purchase products in short supply.


SALES AND MARKETING

The Company sells to more than 1,700 computer resellers and directly to over 300 end-users. The Company's clients include corporations, VARs, corporate resellers, systems integrators, and consultants. AmeriQuest estimates that a majority of its sales are to VARs and systems integrators. The Company's smaller clients often do not have the resources to establish a large number of direct purchasing relationships or to stock significant product inventories. Consequently, they tend to purchase a high percentage of their products from distributors. Larger resellers often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers. AmeriQuest has chosen to satisfy its clients' needs for supplemental and complementary products by concentrating the Company's procurement efforts with two of the national fulfillment distributors. No client has accounted for more than 10% of AmeriQuest's net sales during fiscal 2000, 1999, or 1998. Sales by AmeriQuest are not seasonal to any material extent.

Recently, the sales staff had been increased to 25, with training and selection of such staff oriented toward the markets, services and products earlier described. Management has elected to refocus the outside, or solutions, sales force on corporate end user opportunities. This change in emphasis resulted in a 70% turnover of the solutions sales staff since the beginning of fiscal 2000, including the resignation of Michael J. McCarthy, Vice President of Sales and Marketing, in December, 2000. The outside sales force is currently focused on selling asset management, distribution management, and network infrastructure solutions. There is a higher cost structure maintaining the new solutions and outside sales force compared with the inside distribution product sales force.

The inside, or product, sales staff has also experienced high turnover as a result of the Company's continued emphasis on reducing lower margin commodity hardware product sales. The sales staff turnover is primarily a result of the Company's requirement to have a more consultative and solutions oriented approach to selling. Management believes that the current staff is more aligned with the needs of the Company and, therefore, turnover during fiscal 2001 is expected to be lower. The inside sales force is expected to decline in importance and a significant decline in low-margin revenues is also expected during fiscal 2001, as compared to prior fiscal years. While increased performance is expected from the outside sales force, the Company believes that lower overall revenues will likely result, although the goal is to markedly increase gross profits per revenue dollar.

Compensation for sales personnel is largely based on the gross profits generated from sales. All of AmeriQuest's sales personnel receive technical training and are responsible for developing new accounts and serving established accounts. AmeriQuest places some emphasis on telemarketing, but most of the Company's new sales personnel operate in the field and directly with end-users.


OPERATIONS AND CUSTOMER SERVICES

The Company offers its clients a single source of supply, prompt delivery, financing programs, engineering services, marketing assistance, logistical support, customer leasing and maintenance and client support.


CUSTOMER ORDER ENTRY. Client orders are generally made by a toll-free telephone call to a sales representative in AmeriQuest's sales offices, and the order is entered into AmeriQuest's computer system. The sales representative has access to available information on inventory and client credit status and, upon reviewing this data, can enter the order immediately. The Company's e-Commerce facility allows clients to search inventory, place product orders and determine order status via the internet at any time. Orders are handled on a prepayment, C.O.D. or credit basis depending on the client's creditworthiness and previous payment history. In addition, AmeriQuest assists some clients in obtaining equipment financing through leasing or third-party floor planning programs from Deutsche Financial Services, IBM Credit Corporation, AT&T Capital, Leasetech (Unisys), the FINOVA Group, Inc. and Transamerica Inventory Finance. Because of AmeriQuest's prompt product delivery times, it historically has not maintained a substantial order backlog. Greater emphasis on end-user application solutions, with longer lead times, is expected to create an increase in backlog in fiscal 2001.

PROMPT DELIVERY. In most geographic areas serviced by the Company, orders received by 5:00 p.m. local time are shipped the same day, provided the required inventory is in stock, except on orders that require assembly and testing or purchase from a vendor. Clients may also pick up their orders at the designated warehouse. AmeriQuest typically delivers products directly from its vendors or its Willow Grove, Pennsylvania warehouse via United Parcel Service and other common carriers, with customers in key commercial regions of the United States receiving orders within one to two business days of shipment. AmeriQuest also will provide overnight air handling if requested and paid for by the client. These services allow clients to minimize inventory investment yet provide responsive service to their customers. AmeriQuest is also able to provide a fulfillment service so that orders are shipped directly to a client's customer, thereby reducing the need for clients to maintain inventories of certain products.

CUSTOMER SUPPORT. The Company currently offers clients a single source for competitively priced hardware and software products from numerous vendors. By purchasing from the Company, the client only needs to comply with a single set of ordering, billing and product return procedures. A part of the Company's strategy is to use its system engineers and technicians to provide training and product information to its clients. The systems engineers also provide on-site service and support for a fee to its clients. The Company also provides training and product information to its clients.

AmeriQuest permits the return of products within certain time limits and under certain conditions subject to a restocking charge, provided that the products are unused. Products that are defective upon arrival are handled on a manufacturer's warranty return basis without any restocking charge. AmeriQuest offers its clients warranty return rights that reflect those that are offered by each manufacturer's individual warranty program. This pass-through of manufacturers' warranties is one of the value-added services that AmeriQuest provides to clients.


COMPETITION

Competition in the technical, as opposed to fulfillment only, distribution of services and mid-range computer systems is limited but intense and focuses on mid-range, Unix and NT server systems, networking systems, storage sub-systems, printers and related products. Many of the national and regional technical distributors with which the Company competes have greater financial resources than the Company. Additionally it is reasonable to expect that the large broad-line fulfillment distributors such as Ingram Micro Inc. and Tech Data Corporation, which have substantially greater financial resources than AmeriQuest, may enter the market in pursuit of the greater gross profit margins of technical distribution and end-user sales.

Competition in the distribution business is primarily based upon availability of product, price, technical support and other support services. AmeriQuest believes that it is generally competitive with respect to each of these factors and that its principal, competitive advantages are its personal sales relationships, technical strengths and other support services offerings, and speed and accuracy of delivery.

Competition in the solutions business is primarily from independent solutions providers and, at times, large national consulting firms, depending on the magnitude of the opportunity. Many of these competitors have substantially greater financial resources than AmeriQuest.

Competition in the leasing business comes primarily from financial institutions and specialty equipment leasing companies. Virtually all of these competitors have substantially greater financial resources than AmeriQuest, but few have greater technical competence.


EMPLOYEES

As of September 30, 2000, AmeriQuest had 83 full-time employees. None of AmeriQuest's employees are covered by a collective bargaining agreement. AmeriQuest considers its relations with its employees to be good.


                        SPECIAL FACTORS TO BE CONSIDERED

In addition to the other information in this Annual Report on Form 10-K, the following factors should be carefully considered:

CONTINUED LOSSES

The Company had a loss of $4,709,000 during the fiscal year ended September 30, 2000 and has had substantial losses in prior years. During the year ended September 30, 1999, the Company had a loss of $1,909,000. The Company had net income of $747,000 during the fiscal year ended September 30, 1998, but such income included a reversal of prior year restructuring accruals of $1,376,000. Additionally, the Company recorded a significant benefit due to the reversal of other previously established reserves.

There is no assurance that the Company will become profitable in the future. In the event that losses were to continue at significant levels, the Company will need to raise additional equity capital to cover those losses or liquidate one or more operating units. There is no assurance that such additional capital would be available, or if available, could be secured on terms favorable to the Company. If the Company's efforts to raise additional equity capital were unsuccessful, there is no assurance that the Company could continue as a going concern.


UNCERTAIN BANK LINE OF CREDIT STATUS

The Company's $10 million bank line of credit with Fleet Capital Corporation expires July 20, 2001. The bank line may not be extended or renewed without Fleet's agreement, and if the bank line were not extended or renewed, the Company would have to find a replacement bank line of credit. There is no assurance that the Fleet line will be extended or renewed or that such additional bank credit would be available, or if available, could be secured on terms favorable to the Company. If no debt line were available the Company may not be able to pay its debts as they become due, WHICH COULD RESULT IN A REORGANIZATION OR LIQUIDATION.


OPERATING STRATEGY RISK - NEED TO INCREASE GROSS PROFIT

As a distributor, the Company has historically operated on small gross margins. Further, the Company incurs operating expenses to maintain a sufficient level of inventory, facilities, sales staff and support personnel necessary to support sales of products. The Company took actions to improve its profitability during the first quarter of fiscal 2001 ended December 31, 2000. The Company goal is to significantly decrease low margin revenue during fiscal 2001. The primary impact of these actions on profitability is not expected to occur until the second or third quarter.

The Company's strategy is to increase gross profit, regardless of its impact on sales, and simultaneously decrease monthly expenses. The Company must achieve substantially greater gross profit to stay in business, and there can be no assurance that this will happen.


NEED TO MAINTAIN VENDOR BASE

The Company principally provides computer products manufactured by Acer, Hewlett Packard, IBM, Okidata and Unisys. Accordingly, the Company's relationships with these and its other existing vendors are critical to its ability to purchase on a favorable basis the products that it resells. In addition, from time-to-time the Company may need to initiate relationships with additional vendors without jeopardizing the Company's existing vendor relationships. The Company is also dependent upon its vendors' willingness or ability to make timely shipment of the products ordered by the Company. The failure of vendors to make shipments on a timely basis could cause a material disruption of the Company's sales. In the past, the Company has at times experienced delays in its ability to fill client orders, due to the inability of certain suppliers to meet their volume and schedule requirements and/or due to the Company's shortage of cash. Delays in shipments from suppliers can cause fluctuations in the Company's short-term results and contribute to order cancellations. During fiscal 2000, one of the Company's primary suppliers of hardware products experienced financial difficulty which caused AmeriQuest to switch to a secondary source with less favorable prices and terms. This change reduced the Company's gross margin during the second and third fiscal quarters.


RAPID CHANGES IN TECHNOLOGY AND MARKETS

The computer industry in general, and the specific markets in which the Company competes, are characterized by rapidly changing technology, often resulting in short product life cycles, rapid price declines, inventory imbalances when compared with market demands, and significant shifts in market dynamics. The Company believes its success is highly dependent upon its ability to react to technological changes and shifts in market demand by continuing to provide cost-competitive products and services that respond to current market needs. As a value-added distributor, the Company is particularly vulnerable to changes caused by technological innovation. The introduction of new products and the phase out of old products requires the Company to carefully manage its inventory to minimize inventory obsolescence. The Company has experienced significant losses due to inventory obsolescence in the past and losses due to selling products acquired as vendor surpluses. The Company believes it has instituted the necessary inventory and purchasing safeguards to prevent these difficulties in the future. Should the Company fail to provide new products on a timely basis that respond to industry demands or should the safeguards referred to above be inadequate, the Company's operating results would be adversely affected.


COMPETITION

The Company competes in an industry characterized by intense competition. Competition in the technical, as opposed to fulfillment only, distribution of services and mid-range computer systems is limited but intense and focuses on mid-range, Unix and NT server systems, networking systems, storage sub-systems, printers and related products. Many distributors, resellers and retailers sell products identical or substantially similar to the products sold by the Company to corporate end users. Many of the national and regional technical distributors with which the Company competes have greater financial resources than the Company. Additionally it is reasonable to expect that the large broad-line fulfillment distributors such as Ingram Micro Inc. and Tech Data Corporation, which have substantially greater financial resources than AmeriQuest, may enter the market in pursuit of the greater gross profit margins of technical distribution and end-user sales. Competition in the solutions business is primarily from independent solutions providers and, at times, large national consulting firms, while competition in the leasing business comes primarily from financial institutions and speciality equipment leasing companies, all of which generally have greater financial reserves than the Company. Moreover, the manner in which computer products and services are sold is changing, and new methods of distribution and sale may emerge or expand. These factors, among others, will likely cause continued competitive pressures on the Company in the future.


SALES FORCE RESTRUCTURING

During fiscal 2000, the Company changed the focus of its sales and marketing function towards greater emphasis on the higher margin corporate account opportunities. This change in emphasis also resulted in a 70% turnover of the solutions sales staff since the beginning of fiscal 2000. The solutions sales staff has not generated sufficient high margin sales to offset the higher cost structure of providing expert business solutions. The inside, or product sales staff, also experienced high turnover as a result of the Company's continued emphasis on reducing the lower margin commodity hardware product sales. Management believes that the current staff is more aligned with the needs of the Company and, therefore, turnover during fiscal 2001 is expected to be lower. If the Company's sales for any reason in the near future do not materialize in amounts sufficient to cover the existing cost structure, management may again have to consider restructuring alternatives.


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


STOCK MARKET VALIDITY

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


FORWARD-LOOKING INFORMATION

Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, the Company's ability to maintain access to its senior bank line of credit, the Company's ability to increase gross profit margins, the Company's ability to manage expense levels, the Company's ability to retain key vendors, the continued financial strength of the Company's clients, and the Company's ability to accurately anticipate customer demand and manage inventories.

This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Annual Report on Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a value-added wholesale distributor and solutions provider; competitive conditions within the computer industry may change adversely; demand for the products distributed by the Company, or solutions provided by the Company, may weaken; the Company may be unable to retain existing key vendors and existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; the Company's insistence on only accepting higher margin business may not allow the Company to generate sufficient revenue to cover its fixed operating expenses; and there may be other material adverse changes in the Company's operations or business. Certain important assumptions affecting the forward-looking statements made herein include, but are not limited to, (i) timely identifying and delivering new products as well as enhancing existing products and services, (ii) successful implementation of sales force restructuring, the sales force identifying new clients, and marketing the Company's services and products to those clients,
(iii) maintaining good relationships with key vendors (iv) accurately forecasting cash needs and (v) non-renewal of or changes in terms under the company's senior line of credit Assumptions relating to budgeting, marketing, advertising, product mix and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, cash expenditures or other budgets, which may in turn affect the Company's financial position and results of operations.

ITEM 2. PROPERTIES.

AmeriQuest's principal offices are located in leased facilities in Willow Grove, Pennsylvania, which consists of approximately 17,500 square feet of office space and 25,000 square feet of warehouse space on a single level.

The following table sets forth information regarding the principal and regional offices of AmeriQuest:

                         SQUARE FEET      LEASE EXPIRATION         YEAR OPENED
                         -----------      ----------------         -----------
LOCATION

Willow Grove, PA ..         42,500             8/31/03                1998
Atlanta, GA .......          6,000             9/30/00                1997
St. Louis,. MO ....          1,400            11/30/00                1997

ITEM 3. LEGAL PROCEEDINGS.

AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. AmeriQuest management believes that none of such current proceedings individually, or in the aggregate, will have a material adverse effect on AmeriQuest's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the market prices for the shares of Common Stock of AmeriQuest. The prices reflect the high and low closing prices reported on NASDAQ OTC Bulletin Board for each calendar quarter since October 1, 1998.

                                            HIGH             LOW
                                            ----             ---
                  1998
                  Fourth Quarter ......     1/8              1/16
                  1999
                  First Quarter .......     1/16             1/16
                  Second Quarter ......     11/64            1/16
                  Third Quarter .......     1/8              5/64
                  Fourth Quarter ......     21/64            5/64
                  2000
                  First Quarter .......     25/32            1/8
                  Second Quarter ......     19/32            19/64
                  Third Quarter .......     33/64            3/16
                  Fourth Quarter ......     13/32            3/16

On December 15, 2000, the stock of AmeriQuest closed at 11/64 (or approximately $0.17) per share. As of that date AmeriQuest had approximately 1,000 stockholders of record.

The Company did not declare any dividends on its Common Stock in fiscal 2000 and does not intend to declare dividends on its Common Stock in the foreseeable future.


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

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                    ------------------------
                                          2000              1999             1998                   1997                 1996
                                          ----              ----             ----                   ----                 ----
Net sales ....................          $62,154           $56,865        $   60,466            $    218,877         $    424,708
Net income (loss) ............           (4,709)           (1,909)        (1)   747             (2) (41,311)         (2) (33,609)
Net Income (loss) per share ..            (0.07)            (0.03)        (3) (0.01)            (3)   (0.63)               (0.76)
Total assets .................           12,316            14,168            12,955                  26,079              116,372
Long-term obligations ........                0                 0                 0                       0                3,122
Stockholders' equity (deficit)            2,725             7,169             9,018                 (23,392)             (11,206)

---------

(1) While the Company had net income of $747,000, such income included a reversal of prior year restructuring accruals of $1,376,000. Additionally, the Company recorded a significant benefit due to the reversal of other previously established reserves (See Notes 3 5, 7 and 10 to Notes to Consolidated Financial Statements).

(2) The losses in 1997 included restructuring, asset impairment and relocation costs of $26.4 million associated with the close down of the unprofitable distribution businesses. The losses in 1996 included lease termination costs and moving costs of $6.4 million.

(3) Net income (loss) per share includes a deduction for dividends on Preferred Stock to arrive at net income (loss) available to Common Stockholders.

[ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        FINANCIAL CONDITION.

SIGNIFICANT EVENTS


On July 20, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and Jon Jensen (CFO and COO), acquired the 36,349,878 shares of AmeriQuest common stock owned by Computer 2000. In taking over majority control of AmeriQuest from Computer 2000, AmeriQuest's management arranged for a new $10 million asset-backed bank credit line for AmeriQuest, in part to release Computer 2000 from its guarantee of IBM Credit Corporation, obtained the release of Computer 2000 and its affiliates from all other guarantees of AmeriQuest obligations, and agreed to pay certain transaction costs totaling approximately $220,000. As part of the transaction, Computer 2000 contributed to the capital of AmeriQuest approximately $28 million in intercompany debt obligations and an additional $3 million in cash. Computer 2000 further agreed to the redemption by AmeriQuest of all of the outstanding AmeriQuest preferred stock, convertible into approximately 42 million common shares, and to the cancellation of all outstanding dividends, interest and AmeriQuest options and warrants held by Computer 2000. As a result of the transaction, the number of outstanding shares of AmeriQuest common stock, on a fully diluted basis, was reduced from approximately 118 million to approximately 67 million.

Arthur Andersen LLP's audit opinion on the Company's fiscal 2000 financial statements includes an explanatory fourth paragraph raising substantial doubt about the ability of the Company to continue as a going concern. (See Item 8 Financial Statements and Supplementary Data).


ANNUAL OPERATING RESULTS

The following table presents the Company's yearly results of operations as a percent of sales:


                                                          Year Ended
                                                         September 30,
                                             2000            1999            1998
                                             ----           ------          ------
Sales                                       100.0%          100.0%          100.0%
Gross Profit                                  7.8             8.6            10.1
Selling, general and administrative          14.5            11.8            10.7
Restructuring                                  --              --            (2.3)
Interest                                      0.9             0.2             0.5
Net Income (Loss)                            (7.6)           (3.4)            1.2


NET SALES

During the fiscal year ended September 30, 2000, sales increased 9.3% compared to the fiscal year ended September 30, 1999. This increase resulted from the success of the Company's inside sales force with respect to low-end server, desktop and peripheral products and the Company's outside sales force on its sales of business information solutions. With the Company's greater focus in fiscal 2001 on sales of substantially higher margin network infrastructure products and services, information systems asset management software and services, and distribution management systems installation and services, including serving as an application service provider to clients, the Company expects to significantly reduce its low margin sales during fiscal 2001, which is also expected to reduce total sales.

During the fiscal year ended September 30, 1999, sales decreased 6% compared to the fiscal year ended September 30, 1998. However, included in sales for fiscal 1998 were shipments to other IBM distributors of approximately $7,850,000 of IBM RS6000 product that represented liquidation of inventory that took place as AmeriQuest exited the IBM two tier distributor program. Sales attributable to the Company's ongoing business during fiscal 1998 were thus $52,616,000 representing an increase of 8%, or $4,249,000 over fiscal 1998. This increase resulted from the Company's decision to focus on business information solution selling during fiscal 1999.

The Company has relationships with several key vendors as primary suppliers of computer products to the Company. For the years ended September 30, 2000, 1999 and 1998, product sales from three, three and two vendors, respectively, accounted for 69%, 65% and 54%, respectively, of the Company's sales.


COST OF SALES AND GROSS PROFIT

Cost of sales includes primarily the cost of merchandise, freight expenses and provisions for inventory losses and is reduced by vendor volume rebates and other items. Gross profit (sales less cost of sales) decreased to 7.8% of sales for the fiscal year ended September 30, 2000 compared to 8.6% for the fiscal year ended September 30, 1999. The decrease in gross profit was due to the growth of low-end server, desktop and peripheral products sales that increased more rapidly than the higher margin sales of application solutions, hardware and services. During fiscal 2000, one of the Company's primary suppliers of hardware products experienced financial difficulty which caused AmeriQuest to switch to a secondary source with less favorable prices and terms. This change reduced the Company's gross margin during the second and third fiscal quarters.

Gross profit decreased to 8.6% of sales for the fiscal year ended September 30, 1999 compared to 10.1% for the fiscal year ended September 30, 1998. The desired transition of the Company's sales force towards "solution" and services selling with its higher margins had not increased sufficiently to offset either the lower margins of increasing revenue of low-end server, desktop and peripheral products or the loss of the margin associated with the IBM 2nd tier RS6000 program in the first half of fiscal 1998. In addition, the Company recorded in fiscal 1999 and 1998 cost of sales benefits of approximately $400,000, related to reversal of certain previously established inventory reserves.

The Company receives funds under incentive programs based upon volume sales or purchases of a vendor's products. These incentive funds reduce the cost of the products sold. Incentive programs resulted in $0.4 million, $0.5 million and $0.3 million for the years ended September 30, 2000, 1999 and 1998, respectively.

AmeriQuest anticipates that it will continue to experience pressure on gross profit margins of open source hardware product sales due to severe industry competition. Although AmeriQuest expects that it will be able to improve its sales product mix toward those products and services generating higher margins and reduce operating expenses as a percent of sales, no assurance can be given as to whether such improvement in fact will occur. To the extent gross profits decline and the Company is not successful in reducing selling, general and administrative expenses as a percentage of sales, the Company will continue to experience negative operating results.


OPERATING EXPENSES

For the fiscal years ended September 30, 2000, 1999 and 1998, operating expenses, exclusive of restructuring costs were approximately 14.5%, 11.8%, and 10.7% of sales, respectively. Selling, general and administrative expenses continued to increase during fiscal 2000 as the Company increased its sales force with a focus on consultative selling and providing services and quality products for business information solutions to VARs and systems integrators and expanded those efforts to include direct selling to large corporate accounts. AmeriQuest's strategy remains to emphasize the sale of complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing and technical support services, but with greater emphasis on sales to large corporate accounts. As the Company pursued more profitable business opportunities than the historically low margin sale of distributed products, the Company invested in numerous programs to increase its presence with large corporate accounts, resulting in greater expenditures than would otherwise be expected, including a substantial investment of management time and approximately $240,000 of costs to evaluate a potential acquisition, now abandoned, that would have furthered the above objectives. In addition the Company incurred legal and financial fees of $110,000 related to issuance of an equity line of credit, and a related non cash charge of $265,000 representing the fair value of warrants issued to an investment bank.

Selling, general and administrative expenses increased during fiscal 1999 as the Company expanded and rebuilt its sales force with a focus on consultative selling and providing services and quality products for business information solutions to VARs and systems integrators. The increases were partially offset by a benefit of approximately $600,000 resulting from the reversal of previously established accruals.

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

Operating expenses are reduced by advertising and market development funds received from vendors as a subsidy for, or incentive to, market their products. Funds received during the fiscal years ended September 30, 2000, 1999 and 1998 totaled $0.3 million, $0.3 million and $0.6 million, respectively.


RESTRUCTURING

During the year ended September 30, 1998, the Company completed a restructuring plan. Costs incurred to complete the restructuring plan were charged against the related, previously established restructuring accruals. Certain estimates made of the costs to complete the restructuring plan exceeded the actual costs incurred. When the Company determined that the estimated costs exceeded the actual costs, the remaining accruals were reversed into income. During the year ended September 30, 1998, the Company reversed approximately $1.4 million into income (See Note 4 to Notes to Consolidated Financial Statements).


INTEREST EXPENSE

Interest expense, net, increased from $0.1 million for the year ended September 30, 1999 to $0.6 million for the year ended September 30, 2000 due solely to increased borrowings against the Company's line of credit to fund its operating losses.

Interest expense, net, decreased from $0.3 million for the year ended September 30, 1998 to $0.1 million for the year ended September 30, 1999 due to the elimination of debt associated with the change in control on July 20, 1998. Borrowings on the bank credit line did not occur until April, 1999 as sales increases were achieved.


INCOME TAXES

In the period October 1, 1997 to September 30, 2000, no income tax expense was recorded due to losses or the availability of tax-loss carryforwards. Due to the acquisition by Listen Group Partners, LLC of the Company's stock held by Computer 2000 (see Note 3 to the Notes to Consolidated Financial Statements), there was a change in ownership as defined by section 382 of the Internal Revenue Code ("Section 382 Limitations"). The Section 382 Limitations limit the Company's ability to utilize its net operating loss carryforwards created prior to the ownership change. The Company has calculated that the net operating loss carryforwards available to offset future taxable income is approximately $22 million (see Note 9 to the Notes to Consolidated Financial Statements). The Company had not benefited from these net operating carryforwards as of September 30, 2000.


OPERATING INCOME VARIABILITY

The annual and quarterly operating results of the Company have varied considerably from net income of $0.7 million during fiscal 1998 to a net loss of $1.9 million during fiscal 1999 and a net loss of $4.7 million during fiscal 2000. Included in the net income for fiscal 1998 was the reversal of restructuring accruals of $1.4 million and other previously established reserves.


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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $0.7 million in cash and had borrowed $5.3 million against its line of credit. The Company used $2.8 million in cash during the year ended September 30, 2000, primarily to finance its change in sales strategy, operating losses, and to finance capital expenditures.

At September 30, 1999, the Company had $0.7 million in cash and had borrowed $2.4 million against its line of credit. The Company used $2.5 million in cash during the year ended September 30, 1999 primarily to finance one-time capital expenditures and the growth in sales and related accounts receivable.

Accounts receivable days increased slightly during fiscal 2000 compared to fiscal 1999 and increased during fiscal 1999 compared to fiscal 1998, primarily due to longer payment terms extended to clients. Inventory turnover increased in fiscal years 2000, 1999 and 1998, reflecting an intentional reduction in stock carried in an effort to reduce obsolescence costs and carrying costs.

At September 30, 2000, the Company had a stockholders' equity of $2.7 million compared to stockholders' equity of $7.2 million at September 30, 1999.

The Company maintains a $10 million line of credit with Fleet Capital Corporation ("Fleet") which is secured by substantially all of the Company's assets. Interest rates on the Fleet line are prime plus 150 basis points or LIBOR plus 400 basis points. Borrowings under the Fleet line of credit are limited to 80% of eligible accounts receivable plus the lesser of $3.5 million or 50% of eligible inventory, as defined. The Fleet line expires July 20, 2001. Borrowings under the Fleet line of credit at September 30, 2000 and September 30, 1999 were $5,269,000 and $2,443,000 respectively. Borrowings under the Fleet line of credit have been reduced to approximately $4,250,000 at December 29, 2000 out of a total eligible borrowing availability of approximately $4,700,000 at December 29, 2000.

On January 12, 2001, the Company amended its Fleet facility. The amendment waived defaults of the minimum tangible net worth and minimum cash flow covenants as of September 30, 2000 and reset certain financial covenants effective October 1, 2000.

The Company took action to improve its liquidity during the first quarter of fiscal 2001 ended December 31, 2000 by reducing its overhead and payroll, raising minimum margins to its VAR and systems integrator customer base, charging interest on its overdue accounts receivable, and lowering its outstanding balance under its line of credit by reducing inventory and narrowing its focus on higher gross margin solution sales. The primary impact of these actions are not expected to have a benefit to liquidity until early in the second quarter of fiscal 2001 ended March 31, 2001.

The Company's strategy to increase the minimum margins may cause most of these customers to decide to acquire their products from another distribution source. This strategy of phasing out low gross profit customers will result in lower revenues and accounts receivable, thereby reducing the line of credit from the senior bank debt lender and improving the Company's cash flow. If this strategy is not successful, the Company may not have sufficient liquidity to continue its business.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which is required to be adopted by the Company in fourth quarter of fiscal 2001. The bulletin draws on existing accounting rules and provides specific guidance on revenue recognition related to service transactions and up-front non-refundable fees. The Company does not expect the adoption of this pronouncement to have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which must be adopted by the Company in the year ending September 30, 2001. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivative and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company's line of credit with Fleet, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would be minimal. Management estimates that had either the lenders base rate or LIBOR increased by one percent, the Company's interest expense for the year ended September 30, 2000 would have increased by approximately $6,000.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

See "Election of Directors" in the proxy statement for the 2001 annual meeting of the stockholders of the Company, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

See "Executive Officers Compensation" in the proxy statement for the 2001 annual meeting of the stockholders of the Company, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See "Stock Ownership" in the proxy statement for the 2001 annual meeting of the stockholders of the Company, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See "Other Information-Certain Relationships and Related Transactions" in the proxy statement for the 2001 annual meeting of the stockholders of the Company, which will be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Financial Statements and Schedules

                                                                                           PAGE
                                                                                        REFERENCE
                                                                                        ---------
                (1)  Financial Statements included in Part II of this Report:
                     Report of Independent Public Accountants ......................        F-1
                     Consolidated Statements of Operations .........................        F-2
                     Consolidated Balance Sheets ...................................        F-3
                     Consolidated Statements of Stockholders' Equity (Deficit) .....        F-4
                     Consolidated  Statements of Cash Flows ........................        F-5
                     Notes to Consolidated Financial Statements ....................        F-7
                (2)  Financial Statement Schedules
                     Schedule II --  -- Valuation and Qualifying Accounts and Reserve       F-14


         (b) Reports on Form 8-K

                  None


         (c) Exhibits

                                  EXHIBIT INDEX

      EXHIBIT
        NO.                       TITLE OF DOCUMENT                                       LOCATION OF FILING
        ---                       -----------------                                       ------------------
      3.01*    Restated Certificate of Incorporation of AmeriQuest...................     SEC File No. 1-10397
                                                                                          Exhibit 3.01
                                                                                          10-K for September 30, 1998

      3.02*    By-laws of AmeriQuest.................................................     SEC File No. 33-81726

      4.01*    Reference is made to Exhibits 3.01 and 3.02, the
               Certificate of Incorporation and By-laws, which define
               the rights of security holders........................................

      4.02*    Specimen Stock Certificate ...........................................     SEC File No. 33-81726

     10.01*    Inventory and Working Capital Financing Agreement dated July
               20, 1998 by and between AmeriQuest and Fleet Capital Corporation .....     SEC File No. 1-10397
                                                                                          8-K for July 30, 1998

     10.02*    1996 Equity Incentive Plan............................................     SEC File No. 1-10397
                                                                                          Exhibit 10.07
                                                                                          10-K for September 30, 1997

     10.03*    Employment Agreement for Alexander C. Kramer, Jr. ....................     SEC File No. 1-10397
                                                                                          Exhibit 10.10
                                                                                          10-K for September 30, 1997

     10.04*    Employment Agreement for  Jon D. Jensen ..............................     SEC File No. 1-10397
                                                                                          Exhibit 10.11
                                                                                          10-K for September 30, 1997

     10.05*    Lease Agreement dated July 1, 1998 by and between
               AmeriQuest and Merion  Mills Associates ..............................     SEC File No. 1-10397
                                                                                          Exhibit 10.05
                                                                                          10-K for September 30, 1998

     10.06*    Sublease dated as of September 4, 1996 by and between
               AmeriQuest and Central Video, Inc.......... ..........................     SEC File No. 1-10397
                                                                                          Exhibit 10.26
                                                                                          10-K for September 30, 1996

     10.07*    1998 Equity Incentive Plan............................................     SEC File No. 1-10397
                                                                                          Exhibit 10.08
                                                                                          10-K for September 30, 1999

     21.01     Subsidiaries of AmeriQuest............................................     SEC File No. 1-10397
                                                                                          Exhibit 21.01
                                                                                          10-K for September 30, 1999

     27.01     Financial Data Schedule (for SEC use only)

----------
* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Willow Grove, State of Pennsylvania, on the 12th day of January, 2001.

                          AmeriQuest Technologies, Inc.

                             /s/ ALEXANDER C. KRAMER
                             -----------------------
                             By: Alexander C. Kramer
                                 President

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

                        SIGNATURE                               TITLE                            DATE
                        ---------                               -----                            ----
                /s/ ALEXANDER C. KRAMER               President and a Director             January 12, 2001
                -----------------------
                Alexander C. Kramer                   (Principal Executive Officer)

                /s/ JON D. JENSEN                     Chief Financial Officer, Chief       January 12, 2001
                -----------------                     Operating Officer, Secretary and
                Jon D. Jensen                         a Director (Principal Financial
                                                      and Accounting Officer)

                 /s/ EDWARD B. CLOUES, II             Director                             January 12, 2001
                -------------------------
                Edward B. Cloues, II

                /s/ WALTER A. REIMANN                 Director                             January 12, 2001
                ---------------------
                Walter A. Reimann

                /s/ CHARLES W. SOLTIS                 Director                             January 12, 2001
                ---------------------
                Charles W. Soltis

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AmeriQuest Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of AmeriQuest Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriQuest Technologies, Inc. and subsidiaries (the Company) as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's existing credit facility expires on July 20, 2001, which raises substantial doubt about the ability of the Company to continue as a going concern. In addition the Company has incurred recurring losses from operations and negative cash flows from operations. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                     /s/ ARTHUR ANDERSEN LLP



Philadelphia, Pennsylvania,
         December 22, 2000 (except with
                  respect to the covenant waivers
                  discussed in Notes 1 and 8, as to
                  which the date is January 12, 2001)

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                             September 30
                                                                                             ------------
                                                                                        2000              1999
                                                                                        ----              ----
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................................        $     723         $     667
   Accounts receivable, net of allowance for doubtful accounts
      of $381 and $264 .....................................................            8,069             8,323
   Inventories .............................................................            1,843             3,565
   Other current assets ....................................................              478               319
                                                                                    ---------         ---------

           Total current assets ............................................           11,113            12,874

PROPERTY AND EQUIPMENT, NET ................................................              909               961

OTHER ASSETS ...............................................................              294               333
                                                                                    ---------         ---------
                                                                                    $  12,316         $  14,168
                                                                                    =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit ..........................................................        $   5,269         $   2,443
   Accounts payable ........................................................            3,393             3,709
   Accrued expenses and other ..............................................              929               847
                                                                                    ---------         ---------
            Total current liabilities ......................................            9,591             6,999
                                                                                    ---------         ---------
Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 per value, 5,000,000 shares authorized, none issued               --                --
   Common stock, $.01 par value, 200,000,000 shares authorized; 67,841,906
     shares issued and outstanding .........................................              679               679
   Additional paid-in capital ..............................................          174,698           174,433
   Accumulated deficit .....................................................         (172,652)         (167,943)
                                                                                    ---------         ---------
                 Total stockholders' equity ................................            2,725             7,169
                                                                                    ---------         ---------
                                                                                    $  12,316         $  14,168
                                                                                    =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                         Year Ended September 30
                                                                         -----------------------
                                                                  2000            1999             1998
                                                                  ----            ----             ----
NET SALES .............................................        $ 62,153         $ 56,865         $ 60,466

COST OF SALES .........................................          57,288           51,990           54,323
                                                               --------         --------         --------
         Gross profit .................................           4,865            4,875            6,143

OPERATING EXPENSES
    Selling, general and administrative ...............           9,004            6,693            6,499
    Restructuring costs ...............................              --               --           (1,376)
                                                               --------         --------         --------
         Income (loss) from operations ................          (4,139)          (1,818)           1,020

INTEREST EXPENSE, NET .................................             570               91              273
                                                               --------         --------         --------
NET INCOME (LOSS) .....................................          (4,709)          (1,909)             747

DIVIDENDS ON PREFERRED STOCK ..........................              --               --           (1,575)
                                                               --------         --------         --------
NET LOSS TO COMMON STOCKHOLDERS .......................        $ (4,709)        $ (1,909)        $   (828)
                                                               ========         ========         ========
BASIC AND DILUTED NET LOSS PER SHARE .................         $  (0.07)        $  (0.03)        $  (0.01)
                                                               ========         ========         ========
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
SHARE .................................................          67,842           67,329           66,882
                                                               ========         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        (in thousands, except share data)

                                                   Preferred Stock           Common Stock      Additional
                                                   ---------------           ------------       Paid-in     Accumulated
                                                 Shares      Amount       Shares      Amount    Capital       Deficit       Total
                                                 ------      ------       ------      ------    -------       -------       -----
Balances at September 30, 1997 ..............    300,000    $ 30,000     66,881,906     $669    $111,145     $(165,206)    $(23,392)

   Accrued dividend on preferred stock ......         --          --             --       --          --        (1,575)      (1,575)
   Contribution of cash, preferred stock,
   accrued dividends and debt by Computer
   2000 (see Note 3) ........................   (300,000)    (30,000)            --       --      63,238            --       33,238

   Net income ...............................         --          --             --       --          --           747          747
                                                --------    --------    -----------     ----    --------     ---------     --------
Balances at September 30, 1998 ..............         --          --     66,881,906      669     174,383      (166,034)       9,018

   Issuance of shares to executive management         --          --        960,000       10          50            --           60

   Net loss .................................         --          --             --       --          --        (1,909)      (1,909)
                                                --------    --------    -----------     ----    --------     ---------     --------
Balances at September 30, 1999 ..............         --          --     67,841,906      679     174,433      (167,943)       7,169

   Issuance of warrants in connection
   with equity line .........................         --          --             --       --         265            --          265

   Net loss .................................         --          --             --       --          --        (4,709)      (4,709)
                                                --------    --------    -----------     ----    --------     ---------     --------
Balances at September 30, 2000 ..............         --    $     --     67,841,906     $679    $174,698     $(172,652)    $  2,725
                                                ========    ========    ===========     ====    ========     =========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                  YEAR ENDED SEPTEMBER 30
                                                                                  -----------------------
                                                                           2000            1999            1998
                                                                           ----            ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
        Net income (loss) ......................................        $(4,709)        $(1,909)        $   747
        Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation ........................................            380             301             307
           Warrants issued in connection with equity line.......            265              --              --
           Gain on sale of division assets .....................             --              --            (184)
           Restructuring costs .................................             --              --          (1,376)
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable ..........            254          (1,788)           (415)
           Decrease in inventories .............................          1,723             626           2,450
           (Increase) decrease in other assets .................           (123)             23             229
           Increase (decrease) in accounts payable and
             accrued expenses and other ........................           (233)            679          (8,757)
                                                                        -------         -------         -------
               Net cash used in operating
               activities ......................................         (2,443)         (2,068)         (6,999)
                                                                        -------         -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
        Proceeds from sale of division assets ..................             --              --             450
        Capital expenditures, net of disposals .................           (327)           (463)           (312)
                                                                        -------         -------         -------
               Net cash provided by (used in) investing
               activities ......................................           (327)           (463)            138
                                                                        -------         -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
        Net borrowings (repayments) under lines of credit ......          2,826           2,443          (3,064)
        Contribution to capital from Computer 2000 .............             --              --           3,000
                                                                        -------         -------         -------
               Net cash provided by (used in) financing
               activities ......................................          2,826           2,443             (64)
                                                                        -------         -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........             56             (88)         (6,925)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR .....................................................            667             755           7,680
                                                                        -------         -------         -------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR .....................................................        $   723         $   667         $   755
                                                                        =======         =======         =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Interest:                                        During the fiscal years ended September 30, 2000, 1999 and 1998, the
                                                 Company paid cash for interest of approximately $601,000, $128,000, and
                                                 $499,000, respectively.

Income taxes:                                    During the fiscal years ended September 30, 2000, 1999 and 1998, the
                                                 Company made no income tax payments.

Noncash investing and financing activities:

Contribution of non-interest                     During the fiscal year ended September 30, 1998, Computer 2000
Bearing demand loan and                          contributed to the capital of the Company a non-interest bearing demand
Preferred stock to capital:                      loan due Computer 2000 and preferred stock of approximately $28 million and $30 million, respectively.

Dividends on Preferred Stock:                    During the fiscal year ended September 30, 1998, the Company had accrued $1,575,000 in dividends payable to preferred stockholders. The accrued dividends of $2,450,000 were contributed to capital on July 20,
                                                 1998.

Issuance of Common Stock:                        During the fiscal year ended September 30, 1999, the Company issued
                                                 960,000 shares of its common stock to certain members of executive management as settlement for bonuses accrued for at September 30, 1998.

Issuance of Warrants                             During the fiscal year ended September 30, 2000, the Company issued warrants to purchase 1,567,391 shares of common stock at an exercise price of $0.51 per share in connection with the establishment of an equity line.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND LIQUIDITY:


Description of Business. AmeriQuest Technologies, Inc. and subsidiaries (the "Company" or "AmeriQuest"), a Delaware corporation, markets and sells products and services for business information solutions to value-added resellers ("VARs") and systems integrators, and, beginning in fiscal 2000, corporate accounts. During fiscal 1998, the Company's senior management acquired all of the Company's common stock held by Computer 2000, the then current majority stockholder. Computer 2000 also contributed cash, preferred stock, accrued dividends and obligations due Computer 2000 to the Company's equity (see Note
3).

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and satisfaction of liabilities in the normal course of business. During fiscal 2000 and as of September 30, 2000, the Company was not in compliance with covenants under its bank line of credit. Such non-compliance was waived by the bank on January 12, 2001. The Company's existing credit facility expires on July 20, 2001. In addition, through September 30, 2000, the Company has incurred significant losses from operations and has generated negative cash flow from operations.

The Company has taken actions to improve its liquidity during the first fiscal 2001 quarter ended December 31, 2000 by reducing its overhead and payroll, raising minimum margins to its VAR and system integrator customer base, charging interest on its overdue accounts receivable, reducing inventory, and narrowing its focus on solution sales to concentrate on substantially higher margin sale of network infrastructure products and services, information systems asset management software and services, and distribution management systems installation and services, including serving as an application service provider to clients. Accordingly, the Company expects to significantly decrease net sales in general during fiscal 2001,and low margin sales in particular. The primary impact of these actions are not expected to have a benefit to the Company's liquidity until the second or third quarter of fiscal 2001.

In summary, the Company's strategy is to increase gross profit, regardless of its impact on revenue, and simultaneously decrease monthly expenses and the borrowings under its bank line of credit used to finance accounts receivable.


2. SIGNIFICANT ACCOUNTING POLICIES:

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

Inventories. Inventories consist principally of computer hardware and software held for resale and are stated at the lower of cost, using the first-in, first-out method, or market. Reserves for inventory obsolescence and slow moving product are provided based upon specified criteria, such as recent sales activity and date of purchase. Amounts due from vendors for price protection and stock rotations are recorded as an offset to the amounts due vendors in accounts payable. Management assesses the net realizable value of these amounts and reserves for potential uncollectable balances.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

Property and equipment. Property and equipment are stated at cost. Depreciation is computed using straight-line method over estimated useful lives as follows:

         Equipment ....................        5 to 7 years
         Furniture and fixtures .......        5 years
         Leasehold improvements .......        Lease term
         Computer hardware and software        3 years
         Vehicles .....................        3 to 5 years

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

Sales recognition. Sales are recorded as of the date shipments are made to customers. Sales returns and allowances are reflected as a reduction in sales and recorded in inventory at expected net realizable value. The Company permits the return of products within certain time limits and will exchange returned products. Products that are defective upon arrival are handled on a warranty return basis with the Company's vendors. The Company provides for product warranty and return obligations at the point of sale based on estimates of expected future costs. Sales related to engineering, integration and implementation services are recognized on a time and materials basis as the services are performed.

Restructuring Costs. In April 1997, the Board approved a wide-ranging restructuring plan with the goal of focusing on the Company's Advanced Systems Group ("ASG"). The plan included closure of certain warehouse facilities, reduction in the number of employees and closure of its corporate headquarters in Florida. The restructuring plan was implemented, but not completed, throughout fiscal year 1997. The Company completed this restructuring plan during fiscal 1998. Certain estimates made of the costs to complete the restructuring plan exceeded the actual costs incurred. When the Company determined that the estimated costs exceeded the actual costs, the remaining accruals were reversed into income. During fiscal 1998, the Company reversed $1,376,000 into income, which is recorded in restructuring costs in the accompanying consolidated statement of operations. In addition, during fiscal 1999 and 1998, the Company recorded significant benefits to its consolidated statements of operations due to the reversal of previously established reserves (See Notes 5, 7 and 10).

Income taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No.109 "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws. Additionally, SFAS 109 requires that deferred tax assets be evaluated and a valuation allowance be established if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.

Net loss per common share and common share equivalent. The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the disclosure of both basic and diluted earnings per share. Basic and diluted shares outstanding for the fiscal years ended September 30, 2000, 1999 and 1998 are the same, as all common stock equivalents are anti-dilutive due to the loss to common stockholders.

Concentration of credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are not significant due to the large number of clients. At September 30, 2000 and 1999, no one client represented greater than 10% of accounts receivable and for fiscal 2000, 1999 and 1998, no customer accounted for greater than 10% of sales.

Dependence on Vendors. The Company has relationships with several key vendors as primary suppliers of computer products to the Company. For the years ended September 30, 2000, 1999 and 1998, product sales derived from three, three

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES and two vendors accounted for 69%, 65%, and 54%, respectively, of the Company's sales. There can be no assurance that the Company will maintain its relationship with these vendors, or that it will be able to find alternative vendors capable of providing product on terms satisfactory to the Company should its relationship with its current vendors terminate.

Recent Accounting Pronouncements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which is required to be adopted by the Company in fourth quarter of fiscal 2001. The bulletin draws on existing accounting rules and provides specific guidance on revenue recognition related to service transactions and up-front non-refundable fees. The Company does not expect the adoption of this pronouncement to have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which must be adopted by the Company in the year ending September 30, 2001. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivative and hedging activities. As the Company does not currently hold derivative instruments or engage in hedging activities, the adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations.

3. ACQUISITION OF COMPUTER 2000 AG MAJORITY STOCK HOLDINGS BY SENIOR MANAGEMENT:

On July 2, 1998, Listen Group Partners, LLC, a group headed by AmeriQuest's senior management, Alex Kramer (CEO) and Jon Jensen (CFO), signed an agreement to acquire the 36,349,878 shares of AmeriQuest common stock owned by Computer 2000. The transaction was approved by the outside directors of AmeriQuest and by the full Board of Directors of AmeriQuest.

In taking over majority control of AmeriQuest from Computer 2000, AmeriQuest's management arranged for a new $10 million asset-backed bank credit line for AmeriQuest (see Note 8), in part to release Computer 2000 from its guarantee of IBM Commercial Credit, obtained the release of Computer 2000 and its affiliates from all other guarantees of AmeriQuest obligations, and agreed to pay certain transaction costs totaling approximately $220,000.

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

As a result of the transaction, the number of outstanding shares of AmeriQuest on a fully diluted basis, was reduced from approximately 118 million to approximately 67 million. The Board of Directors of the Company agreed to reserve 6.7 million shares of common stock for future issuance to AmeriQuest employees as incentive compensation pursuant to terms to be approved by outside directors of the board (See Note 11).


4. DISPOSITION:

Early in the first quarter of fiscal 1998, the Company sold its wholly owned subsidiaries Kenfil Distribution (Far East) Limited, a Hong Kong corporation and Kenfil Distribution (M) Sdn. Bhd., a Malaysian corporation (collectively, "Kenfil Asia"). Proceeds from the sale of Kenfil Asia were $450,000, with a gain of $184,000, which was classified as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations.


5. INVENTORIES:

Inventories consist of finished goods and are reflected net of reserves for excess and obsolete inventory. In estimating the inventory reserves, management relied upon its knowledge of the industry, projected sales volumes, current inventory levels and aging of product on-hand. Because of the assumptions used, the amounts the Company will ultimately realize could differ materially in the near term from the net inventory balances as included in the accompanying consolidated financial statements. Inventories do not contain any labor or overhead. The Company's contracts with most of its vendors provide price protection and stock return privileges to reduce to some degree the risk of loss to the Company due to manufacturer price reductions and slow moving or obsolete inventory.

In fiscal 1999 and 1998, the Company recorded cost of sales benefits of approximately $400,000 and $1,700,000, respectively, related principally to the reversal of previously established vendor debit reserves.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

                                                      September 30
                                                      ------------
                                                  2000            1999
                                                  ----            ----
         Equipment ....................        $   316         $   270
         Computer Hardware and Software          2,095           1,831
         Furniture and fixtures .......            205             193
         Leasehold improvements .......            336             332
         Less accumulated depreciation          (2,043)         (1,665)
                                               -------         -------
                                               $   909         $   961
                                               =======         =======

For the years ended September 30, 2000, 1999 and 1998, depreciation expense was $380,000, $301,000, and $307,000, respectively.


7. ACCRUED EXPENSES AND OTHER:

Accrued expenses and other consist of approximately $306,000 of accrued payroll and related expenses and approximately $623,000 of deferred income and other accrued expenses at September 30, 2000. Accrued expenses and other consist of approximately $377,000 of accrued payroll and related expenses and approximately $470,000 of deferred income and other accrued expenses at September 30, 1999. In fiscal 1999 and 1998, the Company recorded operating expense benefits of approximately $600,000 and $400,000, respectively, related to the reversal of previously established accruals and reserves.


8. LINES OF CREDIT:

In connection with the purchase, in fiscal 1998, by the Company's management of the Company's stock held by Computer 2000 (see Note 3), the Company entered into a three year credit facility with a bank (the "Credit Facility") to provide additional working capital for the Company. The Company can borrow on the Credit Facility up to the lesser of $10 million or 80% of eligible accounts receivable plus the lesser of $3.5 million or 50% of eligible inventory, as defined. The Credit Facility bears interest at either the bank's prime rate plus 150 basis points or LIBOR plus 400 basis points (11.0% and 9.75% at September 30, 2000 and 1999, respectively). The Credit Facility also provides for various covenants including a minimum tangible net worth and minimum cash flows, as defined. The Credit Facility expires on July 20, 2001.

The Company paid a $100,000 commitment fee during fiscal 1998 and is obligated to pay fees of 0.5% per annum of unused available borrowings and 2% per annum on outstanding letters of credit. The Credit Facility can be utilized for letters of credit in an aggregate amount not to exceed $5 million. Outstanding letters of credit are a reduction of available borrowing under the Credit Facility. As of September 30, 2000, the Company has borrowed $5.5 million on the Credit Facility and has outstanding letters of credit of $300,000. The weighted average interest rate on borrowings under the credit facility was 10.5%, 9.4% and 13.5% during fiscal 2000, 1999 and 1998, respectively.

The Company was not in compliance with the minimum tangible net worth and minimum cash flow covenants, as defined. On January 12, 2001, the Company amended its credit facility. The amendment waived defaults of these covenants as of September 30, 2000, and reset certain financial covenants effective October 1, 2000.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

9. INCOME TAXES:

The Company has historically incurred significant operating losses and has recorded a valuation allowance against its net deferred tax asset, as the Company believed that it is more likely than not that the net deferred tax asset would not be realized through future taxable income. The valuation allowance recorded against the net deferred tax asset is based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's consolidated financial statements.

The tax effect of significant cumulative temporary differences consist of the following (in thousands):

                                                          Year ended September 30
                                                          -----------------------
                                                   2000            1999           1998
                                                   ----            ----           ----
         Inventory reserves .............        $    60         $    68         $   282
         Allowance for doubtful accounts             152             106             209
         Other ..........................            131             148             677
         Net operating loss carryforwards          7,364           5,920           4,556
         Valuation allowance ............         (7,707)         (6,242)         (5,724)
                                                 -------         -------         -------
                                                 $    --         $    --         $    --
                                                 =======         =======         =======


Due to the acquisition by the Company's management of the Company's stock held by Computer 2000 on July 20, 1998 (see Note 3), there was a change in ownership as defined by section 382 of the Internal Revenue Code ("Section 382 Limitations"). The Section 382 Limitations limit the Company's ability to utilize its net operating loss carryforwards created prior to the ownership change. As of the date of ownership change (July 20, 1998), the Company had net operating loss carry-forwards available to offset future taxable income of up to approximately $11.9 million. Such carry-forwards may be subject to further limitation. Subsequent to July 20, 1998, the Company has generated additional net operating loss carryforwards of approximately $1.5 million, $4.0 million and $4.5 million in fiscal 1998, 1999 and 2000, respectively. The Company has not benefited from these net operating carryforwards as of September 30, 2000.


The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):

                                                                           Year Ended September 30
                                                                           ------------------------
                                                                      2000           1999          1998
                                                                      ----           ----          ----
         Federal statutory rate ............................        $(1,484)        $(649)        $ 255
         State taxes, net of federal benefit ...............           (262)         (115)           45
         Intangible write-offs, amortization and other
            nondeductable amounts ..........................                            6            46
         Net operating losses not benefited ................          1,746           758            --
         Benefit of net operating losses previously reserved             --            --          (346)
                                                                    -------         -----         -----
                                                                    $    --         $  --         $  --
                                                                    =======         =====         =====

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES:

The Company leases its corporate office, warehouse space and certain equipment under operating leases. Future minimum rental commitments for all non-cancelable operating leases at September 30, 2000 are as follows (in thousands):

                  Year ended
                 September 30
                 ------------
                     2001                                     306
                     2002                                     234
                     2003                                     200
                     2004                                      --
                     2005                                      --
                                                             ----
                                                             $740
                                                             ====

Total rental expense, net of sub-rental income, under non-cancelable agreements for the years ending September 30, 2000, 1999 and 1998 was approximately $391,000, $355,000, and $589,000, respectively.

In fiscal 1998, the Company settled two law suits: Kenfil Inc. vs. RLI Insurance Company and Leading Edge Products, Inc. vs. AmeriQuest. Total amounts owed for the settlements were $920,000. At September 30, 1997, the Company had reserves in excess of the settlement amounts of approximately $1.3 million, which were taken into income during fiscal 1998 as an offset to selling, general and administrative expense in the accompanying consolidated statement of operations.

The Company is a party to various legal matters arising in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's future financial position or its results of operations.


11. STOCK OPTION PLANS:

The Company has instituted various stock option plans, which authorize the granting of options to key employees, directors, officers, vendors and clients to purchase up to 6,700,000 shares of the Company's common stock. All grants of options during the years presented have been to employees or directors and were granted at the then quoted market price. A summary of shares available for grant and the options outstanding under the plans is as follows:

                                                Shares
                                               Available           Options             Price
                                               for Grant         Outstanding           Range
                                               ---------         -----------           -----
Balances at September 30, 1997 .......         1,928,590            565,504          $0.45-4.50
Options no longer available for grant           (365,953)                --                  --
Options cancelled ....................           437,363           (437,363)          0.45-4.50
Options granted ......................        (1,910,000)         1,910,000                0.08
                                              ----------         ----------         -----------
Balances at September 30, 1998 .......            90,000          2,038,141          $0.08-0.45

Increase in shares available for grant         4,700,000                 --                  --
Options no longer available for grant           (128,141)                --                  --
Options cancelled ....................           318,141           (318,141)          0.08-0.45
Options granted ......................          (150,000)           150,000           0.06-0.11
                                              ----------         ----------         -----------
Balances at September 30, 1999 .......         4,830,000          1,870,000          $0.06-0.11
Options cancelled ....................           298,000           (298,000)          0.08-0.11
Options granted ......................          (730,000)           730,000          $0.09-0.36
                                              ----------         ----------         -----------
Balances at September 30, 2000 .......         4,398,000          2,302,000          $0.06-0.36
                                              ==========         ==========         ===========

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at September 30, 2000:

                  Number of options                           Weighted
   Range of       outstanding as of       Remaining           average           Options
Exercise price    September 30, 2000   Contractual life    exercise price     Exercisable
--------------    ------------------   ----------------    --------------     -----------
 $        0.36         140,000            117 months           $0.36              36,000
          0.09         464,000            110 months           $0.09             104,000
          0.08       1,598,000             95 months           $0.08           1,002,000
          0.06          50,000            101 months           $0.06              20,000
          0.11          50,000            107 months           $0.11              20,000
 -------------       ---------                                 -----           ---------
 $0.06 -- 0.36       2,302,000                                 $0.10           1,182,000
 =============       =========                                 =====           ==========

The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company follows the disclosure requirements of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the following pro forma net loss to common stockholders for each of the three years in the period ended September 30, 1999 would have resulted:

                                                                                    Year Ended September 30,
                                                                                    ------------------------
                                                                                2000           1999         1998
                                                                                ----           ----         ----
                                                                             (in thousands, except per share data)
         Net loss to common stockholders:
               As reported ...........................................        $(4,709)       $(1,909)     $  (828)
                                                                              =======        =======      =======
               As calculated in accordance with SFAS 123 .............        $(4,737)       $(1,923)     $  (829)
                                                                              =======        =======      =======
         Net loss per Common Share:
              As reported ............................................        $ (0.07)       $ (0.03)     $ (0.01)
                                                                              =======        =======      =======
              As calculated ..........................................        $ (0.07)       $ (0.03)     $ (0.01)
                                                                              =======        =======      =======
             Shares used in calculating net loss per basic and diluted
                   common share ......................................         67,842         67,329       66,882
                                                                              =======        =======      =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with risk-free interest rates of 6.18% 4.96% to 5.99% for fiscal 2000, 1999 and 1998, respectively, no expected dividend yield, an expected life of five years and a volatility factor of 50%. During fiscal 2000, 1999 and 1998, the weighted average fair value of options granted was $0.08, $0.05, and $0.04, respectively.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

12. EQUITY LINE AGREEMENT

In July 2000, the Company entered into a Common Stock Purchase Agreement (the "Equity Line Agreement") with an institutional investor (the "Investor") establishing a common stock equity line. Pursuant to the Equity Line Agreement, the Investor, subject to Company's satisfaction of certain conditions, has committed to purchase at the Company's option, up to $13.5 million of the Company's common stock over an 18 month period, at a 12% discount to the average trading price over a specified period prior to each draw down. The amount that can be drawn down by the Company at any one time is dependent upon a number of factors, including the Company's stock price and trading volume during the draw down period. In addition, the Company must register the shares of common stock under the Securities Act of 1933, as amended, prior to any draw downs. In connection with the Equity Line Agreement, the Company issued warrants to purchase 1,567,391 shares of common stock at an exercise price of $0.51 per share through July 2003 to the Investor and a placement agent.


13. BENEFIT PLANS

The Company has a 401(k) employee benefit plan that covers all eligible employees with at least six months of service who are between the ages of 21 and
65. Employees can contribute up to the maximum allowable under the law. The Company matches a portion of the employee's pre-tax contribution. Employer contributions become fully vested when an employee has reached five years of service. Employee benefits are distributed upon normal retirement, death, disability or termination. Amounts contributed by the Company for the years ended September 30, 2000, 1999, and 1998 were approximately $28,000, $30,000 and $27,000, respectively.

14. SEGMENT INFORMATION

Beginning in fiscal 2000, the Company is organized into three divisions; fulfillment distribution, solutions and leasing. Fulfillment distribution markets and sells products and applications to VARs and systems integrators. Solutions provides engineering, integration and implementation services to corporate accounts in addition to the sales of products and applications to those customers. Leasing assists customers in obtaining equipment leasing and technology upgrade programs through third parties. The Company evaluates and manages these divisions only at the sales and cost of sales level. Therefore, operating income, total assets, depreciation and capital expenditures by division are not presented.

During fiscal 2000, leasing represented less than 5% of total sales and therefore has been presented with fulfillment distribution. The following table represents information about the Company's divisions for the year ended September 30, 2000 ($ in thousands):

                                            Sales       Gross Profit
                                         ------------   ------------
Fulfillment distribution and leasing      $49,839         $3,584
Solutions                                  12,314          1,281
                                         --------         ------
                                          $62,153         $4,865
                                         ========         ======

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

15. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):


Summarized quarterly financial data for the years ended September 30, 2000 and 1999 is as follows:

                                                         FISCAL 2000
                            ---------------------------------------------------------------------
                              DECEMBER 31,        MARCH 31,         JUNE 30,       SEPTEMBER 30,
                                 1999              2000              2000               2000
                            --------------     ------------       -----------       ------------
Net sales                     $15,636,000       $14,837,000       $15,127,000       $16,553,000

Cost of sales                  14,356,000        13,685,000        14,135,000        15,112,000
                              -----------       -----------       -----------       -----------
    Gross profit                1,280,000         1,152,000           992,000         1,441,000

Selling, general and
administrative expenses         1,893,000         2,054,000         2,012,000         2,780,000
                              -----------       -----------       -----------       -----------
    Loss from operations         (613,000)         (902,000)       (1,020,000)       (1,339,000)

Interest expense, net              79,000            96,000            83,000           312,000
                              -----------       -----------       -----------       -----------
Net loss                      $  (692,000)      $  (998,000)      $(1,103,000)      $(1,651,000)
                              ===========       ===========       ===========       ===========
Basic and diluted net
loss per share                $     (0.01)      $     (0.01)      $     (0.02)      $     (0.02)
                              ===========       ===========       ===========       ===========


                                                        FISCAL 1999
                             -------------------------------------------------------------------
                             DECEMBER 31,        MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                 1998              1999              1999              1999
                             ------------      ------------       -----------      -------------
Net sales                     $11,804,000       $12,560,000       $15,761,000       $16,740,000

Cost of sales                  10,694,000        11,709,000        14,177,000        15,410,000
                              -----------       -----------       -----------       -----------

    Gross profit                1,110,000           851,000         1,584,000         1,330,000

Selling, general and
administrative expenses         1,652,000         1,530,000         1,641,000         1,870,000
                              -----------       -----------       -----------       -----------

    Loss from operations         (542,000)         (679,000)          (57,000)         (540,000)

Interest expense, net               1,000            (1,000)           41,000            50,000
                              -----------       -----------       -----------       -----------

Net loss                      $  (543,000)      $  (678,000)      $   (98,000)      $  (590,000)
                              ===========       ===========       ===========       ===========
Basic and diluted net
loss per share                $     (0.01)      $     (0.01)      $        --       $     (0.01)
                              ===========       ===========       ===========       ===========

                                                                     SCHEDULE II

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (amounts in thousands)


                                                               Additions
                                                 Balance at    charged to    Deductions                       Balance
                                                 Beginning     costs and      Accounts                        at end
 Description                                     Of period      expense      written-off        Other        of period
 -----------                                     ---------      -------      -----------        -----        ---------
Allowance for Doubtful Accounts:

   October 1, 1997 to September 30, 1998          $2,156           --          1,547             --             $609

   October 1, 1998 to September 30, 1999          $  609           --            137            208(2)          $264

   October 1, 1999 to September 30, 2000          $  264          202             85             --             $381


Restructuring Accounts

   October 1, 1997 to September 30, 1998          $3,738           --          2,362          1,376(1)          $ --




(1) Reversed into income due to change in estimate. See Note 2 to Notes to Consolidated Financial Statements.

(2) Reversed into income due to change in estimate.