Form 10-Q
period 2000-12-31
AMERIQUEST TECHNOLOGIES INC
filed 2001-02-14
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from __________ to _____________.


                        Commission File Number 1-10397


                          AMERIQUEST TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)


        DELAWARE                                       33-0244136
    (State of other                                 (I.R.S. Employer
    jurisdiction of                                Identification No.)
     incorporation or
     organization)


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

    At February 14, 2001 there were 67,841,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                                    FORM 10-Q

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                               DECEMBER 31,          SEPTEMBER 30,
                      ASSETS                                                      2000                  2000
                     -------                                                    ---------             ---------
                                                                               (UNAUDITED)

Current Assets:
   Cash and cash equivalents ..........................................         $     469             $     723
   Accounts receivable, less allowance for doubtful accounts of $381
     and $381, respectively ...........................................             6,284                 8,069
   Inventories ........................................................             2,209                 1,843
   Other current assets ...............................................               571                   478
                                                                                ---------             ---------
          Total current assets ........................................             9,532                11,113
                                                                                ---------             ---------

Property and equipment, net ...........................................               840                   909
Other assets ..........................................................               284                   294
                                                                                ---------             ---------
          Total assets ................................................         $  10,656             $  12,316
                                                                                =========             =========


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------


Current Liabilities:
   Line of credit .....................................................         $   4,770             $   5,269
   Accounts payable ...................................................             3,588                 3,393
   Accrued Expenses and other current liabilities .....................             1,185                   929
                                                                                ---------             ---------
          Total current liabilities ...................................             9,543                 9,591
                                                                                ---------             ---------

Stockholders' Equity
Common stock, $.01 par value; 200,000,000 shares authorized;
    67,841,906 shares issued and outstanding ..........................               679                   679
Additional paid-in capital ............................................           174,698               174,698
Accumulated deficit ...................................................          (174,264)             (172,652)
                                                                                ---------             ---------
          Total stockholders' equity ..................................             1,113                 2,725
                                                                                ---------             ---------

           Total liabilities and stockholders' equity .................         $  10,656             $  12,316
                                                                                =========             =========

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                    DECEMBER 31
                                                                ------------------
                                                            2000                     1999
                                                       ------------             ------------
                                                                  (UNAUDITED)
Net Sales                                              $     12,192             $     15,636

Cost of Sales                                                11,101                   14,356
                                                       ------------             ------------
     Gross Profit                                             1,091                    1,280

Selling, General and Administrative                           2,519                    1,893
                                                       ------------             ------------
        Loss from Operations                                 (1,428)                    (613)

Interest Expense, net                                          (184)                     (79)
                                                       ------------             ------------

Net Loss                                               $     (1,612)            $       (692)
                                                       ------------             ------------
Basic and Diluted Loss per Share                       $      (0.02)            $      (0.01)
                                                       ------------             ------------

Shares used in computing Net Loss per share              67,841,906               67,841,906
                                                       ------------             ------------

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    THREE MONTHS
                                                                                        ENDED
                                                                                     DECEMBER 31,
                                                                             ---------------------------
                                                                               2000               1999
                                                                             -------             -------
                                                                                    (UNAUDITED)
Cash flow from operating activities:
Net Loss                                                                      (1,612)               (692)
                                                                              -------            -------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation                                                                105                  89
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                1,785                (508)
     (Increase) decrease in inventories                                         (366)               (647)
     Increase (Decrease) in accounts payable and accrued expenses                450                (353)
     (Increase) decrease in other assets                                         (81)                  8
                                                                             -------             -------

     Net cash provided by (used in) operating activities                         281              (2,103)
                                                                             -------             -------
Cash flow from investing activities:
     Capital expenditures                                                        (36)                (31)
                                                                             -------             -------
Cash flow from financing activities:
     Net borrowings  (repayment) under lines of credit                          (499)              2,149
                                                                             -------             -------

Net increase (decrease) in cash and cash equivalents                            (254)                 15
                                                                             -------             -------
Cash and cash equivalents at beginning of period                                 723                 667
                                                                             -------             -------
Cash and cash equivalents at end of period                                   $   469             $   682
                                                                             =======             =======

                Supplemental Disclosures of Cash Flow Information

Interest:

      During the three months ended December 31, 2000 and 1999, the Company paid interest of $186 and $79, respectively.

Income taxes:

      During the three months ended December 31, 2000 and 1999, the Company made no income tax payments.

                          AMERIQUEST TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

(1) BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements included herein have been prepared by AMERIQUEST TECHNOLOGIES, INC. ("AmeriQuest" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three month period ended December 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 2001.

(2) LOSS PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the disclosure of both basic and diluted earnings per share. Basic and dilutive shares outstanding for the three months ended December 31, 2000 and 1999 are the same, as all common stock equivalents are anti-dilutive due to the net loss for the periods presented.

(3) LINES OF CREDIT

At December 31, 2000, the Company had borrowings of $4,770,000 against its line of credit with Fleet Financial Corporation ("Fleet"), inclusive of outstanding but unpresented checks. The terms of the Fleet lending agreement include a certain restrictive covenant which requires the maintenance of a specified financial ratio related to tangible net worth. The Credit Facility expires on July 20, 2001.

(4) SEGMENT INFORMATION

Beginning in fiscal 2000, the Company was organized into three divisions: fulfillment distribution, solutions and leasing. The fulfillment distribution division markets and sells products and applications to VARs and systems integrators. The Solutions division provides engineering, integration and implementation services to corporate accounts in addition to the sales of products and applications to those customers. The Leasing division assists customers in obtaining equipment leasing and technology upgrade programs through third parties. The Company evaluates and manages these divisions only at the sales and cost of sales level. Therefore, operating income, total assets, depreciation and capital expenditures by division are not presented.

During the three months ended December 31, 2000, leasing represented less than 5% of total sales and therefore has been presented with fulfillment distribution. The following table represents information about the Company's divisions for the three months ended December 31, 2000 and 1999 (dollars in thousands):

      2000                                                             SALES       GROSS PROFIT
      ----                                                             -----       ------------
      Fulfillment distribution and leasing.......................     $10,940        $  790
      Solutions..................................................      1,252            296
                                                                      -------        ------
                                                                      $12,192        $1,091
                                                                      =======        ======


      1999                                                            SALES          GROSS PROFIT
      ----                                                            -----          ------------
      Fulfillment distribution and leasing.......................    $13,756         $1,046
      Solutions..................................................      1,880            234
                                                                     -------         ------
                                                                     $15,636         $1,280
                                                                     =======         ======

                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comments below contain certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a value-added wholesale distributor and solutions provider; competitive conditions within the computer industry may change adversely; demand for the products distributed by the Company, or solutions provided by the Company, may weaken; the Company may be unable to retain existing key vendors and existing key management personnel; inventory risks may rise due to shifts in market demand; the Company's forecasts may not accurately anticipate market demand; the Company's insistence on only accepting higher margin business may not allow the Company to generate sufficient revenue to cover its fixed operating expenses; and there may be other material adverse changes in the Company's operations or business. A more comprehensive description of these risks and other factors is set forth in the Company's Annual Report on Form 10-K

SUMMARY

AmeriQuest markets and sells products and services providing business information solutions for value-added resellers ("VARs"), systems integrators and, beginning in fiscal 2000, corporate clients. AmeriQuest's strategy is to emphasize the sale of complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, logistics, start-up, installation and technical support services. AmeriQuest markets, sells and supports a variety of products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the ultimate customer. The Company has also developed a leasing division which facilitates customers in obtaining lease financing through third parties.

The Company had a net loss of $1,612,000 and net sales of $12,192,000 for the quarter ended December 31, 2000, compared to a net loss of $692,000 and net sales of $15,636,000 for the quarter ended December 31, 1999.

During fiscal 2000, the Company continued to de-emphasize low margin hardware product distribution. The Company's current business strategy is to increase the emphasis on providing application solutions and implementation to corporate clients while providing value-added services such as engineering design and system configuration, installation capability, and marketing, financial and technical support to its VAR and systems integrator client base. The goal of this new focus is to improve the Company's margins as compared to the margins of distributors who provide for sale of equipment only. Although management believes that this change in strategy, which is expected to significantly decrease low margin sales, when coupled with planned decreases in expenses, may return AmeriQuest to profitability, there are numerous risks and uncertainties, including those described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. No assurance can be given that the Company's strategy will succeed or that the Company will become operationally profitable, and if this strategy is not successful, the Company may not be able to continue in business. Management will periodically review the need to further reduce costs should gross profits, for any reason, not materialize in amounts sufficient to cover the existing cost structure.

                      -------------------------------------

    The following table sets forth certain items in the Consolidated Statements of Operations as a percent of net sales.

                                            PERCENT OF SALES
                                             THREE MONTHS
                                                ENDED
                                            DECEMBER 31,
                                       2000               1999
                                      ------             ------
Net sales                              100.0              100.0
Cost of sales                           91.1               91.8
Gross profit                             8.9                8.2
Selling, general and
administrative                          20.6               12.1
Interest income (expense),
net                                     (1.5)              (0.5)
Net Income (Loss)                      (13.2)              (4.4)

                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 2000

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2000 (CONTINUED)

Sales for the quarter ended December 31, 2000 decreased by 22% from $15,636,000 for the quarter ended December 31, 1999 to $12,192,000, as a result of the Company's strategy to reduce the amount of low gross profit sales. This strategy, as described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, will lead to significantly lower sales in fiscal 2001 as compared to fiscal 2000.

Cost of sales decreased to 91.1% of sales for the quarter ended December 31, 2000 compared to 91.8% of sales in the same quarter for the prior year primarily as a result of the favorable change in sales mix (low margin commodity sales decreased as a percentage of sales) compared to the same three months ended December 31, 1999.

Selling, general and administrative expenses of $2,519,000 increased by $626,000 for the quarter ended December 31, 2000 compared to $1,893,000 for the same quarter of the prior year, primarily as a result of increased expense whose reduced levels are not expected to be reflected in financial statements until later quarterly periods this fiscal year.

Depreciation and amortization increased to $105,000 for the quarter ended December 31, 2000 from $89,000 for the quarter ended December 31, 1999 due to normal levels of system upgrades.

Net interest expense of $184,000 in the quarter ended December 31, 2000 compared to net interest expense of $79,000 for the quarter ended December 31, 1999, due to an overall increase in borrowings under the Company's line of credit.

No income tax benefit was recorded on the net operating loss for the three months ended December 31, 2000 and December 31, 1999 as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had $469,000 in cash and had borrowings of $4,770,000 against its existing line of credit. The Company generated $280,000 of cash from operating activities in the quarterly period ended December 31, 2000, primarily due to the overall decrease in accounts receivable, which is a result of the Company's desired strategy to reduce the amount of low gross profit sales. This strategy, as described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, will lead to significantly lower accounts receivable balances in fiscal 2001 than in fiscal 2000.

The terms of the Fleet lending agreement include a certain restrictive covenant which requires the maintenance of a specified financial ratio related to tangible net worth. Management believes that cash on hand and the availability of credit from Fleet Financial Corporation will be adequate for the Company to meet its financial obligations on a timely basis. The Credit Facility expires on July 20, 2001. If the credit facility is not renewed or replaced, the Company may not be able to pay its debts as they become due, which could result in a reorganization or liquidation.

                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 2000


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

                                DECEMBER 31, 2000

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

                                    AmeriQuest Technologies, Inc.


February 14, 2001
                                    /s/  ALEXANDER C. KRAMER


                                          Alexander C. Kramer
                                          Chief Executive Officer


February 14, 2001
                                    /s/  JON D. JENSEN


                                          Jon D. Jensen
                                          Chief Operating Officer,
                                          Chief Financial Officer and Secretary