Form 10-Q
period 2001-03-31
AMERIQUEST TECHNOLOGIES INC
filed 2001-05-21
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from __________ to __________.


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

Yes X   No

     At May 15, 2001 there were 67,841,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                                    FORM 10-Q

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    MARCH 31,     SEPTEMBER 30,
                                     ASSETS                                            2001            2000
                                                                                    ---------     -------------
Current Assets:
   Cash and cash equivalents .................................................      $     629       $     723
   Accounts receivable, less allowance for doubtful accounts of $379
     and $381, respectively ..................................................          5,462           8,069
   Inventories ...............................................................          1,295           1,843
   Other current assets ......................................................            874             478
                                                                                    ---------       ---------
          Total current assets ...............................................          8,260          11,113
                                                                                    ---------       ---------

Property and equipment, net ..................................................            752             909
Property acquired for lease transactions in process, net .....................          4,213
                                                                                    ---------
Lease receivables assigned to lenders ........................................            842
                                                                                    ---------
Other assets .................................................................            283             294
                                                                                    ---------       ---------
          Total assets .......................................................      $  14,350       $  12,316
                                                                                    =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit ............................................................      $   3,697       $   5,269
   Accounts payable ..........................................................          4,202           3,393
   Accrued Expenses and other current liabilities ............................          1,096             929
                                                                                    ---------       ---------
          Total current liabilities ..........................................          8,995           9,591
                                                                                    ---------       ---------

Long Term Obligations
   Nonrecourse debt ..........................................................          5,023
                                                                                    ---------

Stockholders' Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 67,841,906 shares
   issued and outstanding ....................................................            679             679
Additional paid-in capital ...................................................        174,698         174,698
Accumulated deficit ..........................................................       (175,045)       (172,652)
                                                                                    ---------       ---------
          Total stockholders' equity .........................................            332           2,725
                                                                                    ---------       ---------

          Total liabilities and stockholders' equity .........................      $  14,350       $  12,316
                                                                                    =========       =========

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             MARCH 31                              MARCH 31
                                                 -------------------------------       -------------------------------
                                                     2001               2000               2001               2000
                                                 ------------       ------------       ------------       ------------
Net Sales .................................      $     11,015       $     14,837       $     23,207       $     30,473

Cost of Sales .............................             9,723             13,685             20,825             28,040
                                                 ------------       ------------       ------------       ------------

     Gross Profit .........................             1,292              1,152              2,382              2,433

Selling, General and Administrative .......             2,075              2,054              4,593              3,947
                                                                    ------------                          ------------
Gain on Sale of Distribution Business .....              (229)                                 (229)
                                                 ------------                          ------------

        Loss from Operations ..............              (554)              (902)            (1,982)            (1,514)

Interest Expense, net .....................              (226)               (96)              (411)              (175)
                                                 ------------       ------------       ------------       ------------

Net Loss ..................................      $       (780)      $       (998)      $     (2,393)      $     (1,689)
                                                 ============       ============       ============       ============

Basic and Diluted Loss per Share ..........      $      (0.01)      $      (0.01)      $      (0.03)      $      (0.02)
                                                 ------------       ------------       ------------       ------------

Shares used in computing Net Loss per share        67,841,906         67,841,906         67,841,906         67,841,906
                                                 ------------       ------------       ------------       ------------

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              MARCH 31                    MARCH 31
                                                                       ---------------------       ---------------------
                                                                         2001          2000          2001          2000
                                                                            (UNAUDITED)
Cash flow from operating activities:
Net Loss ........................................................      $  (780)      $  (998)      $(2,393)      $(1,689)
                                                                       -------       -------       -------       -------
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation ...............................................          238            91           343           179
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable .................          826           139         2,610          (376)
     (Increase) decrease in inventories .........................          914            13           548          (531)
     (Increase) in lease receivables assigned to lenders ........         (719)                       (719)
     (Increase) in property acquired for lease transactions .....       (4,476)                     (4,476)
     Increase (Decrease) in accounts payable and accrued expenses          518         1,105           972           734
    .Increase in nonrecourse debt ...............................        5,023                       5,023
     (Increase) decrease in other assets ........................         (300)           23          (384)          (68)
                                                                       -------       -------       -------       -------

     Net cash provided by (used in) operating activities ........        1,244           373         1,524        (1,751)

Cash flow from investing activities:
     Capital expenditures .......................................          (10)          (50)          (46)          (84)

Cash flow from financing activities:
     Net borrowings  (repayment) under lines of credit ..........       (1,074)         (596)       (1,572)        1,551
                                                                       -------       -------       -------       -------


Net increase (decrease) in cash and cash equivalents ............          160          (273)          (94)         (284)
                                                                       -------       -------       -------       -------

Cash and cash equivalents at beginning of period ................          469           656           723           667
                                                                       -------       -------       -------       -------
Cash and cash equivalents at end of period ......................      $   629       $   383       $   629       $   383
                                                                       =======       =======       =======       =======

                Supplemental Disclosures of Cash Flow Information

Interest:

         During the six months ended March 31, 2001 and 2000, the Company paid interest of $369 and $177, respectively.

Income taxes:

         During the six months ended March 31, 2001 and 2000, the Company made no income tax payments.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

(1) BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements included herein have been prepared by AmeriQuest Technologies, Inc.. ("AmeriQuest" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and the Company's Current Report on Form 8-K filed on April 5, 2001, each as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the six month period ended March 31, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 2001.

(2) LOSS PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the disclosure of both basic and diluted earnings per share. Basic and dilutive shares outstanding for the three and six months ended March 31, 2001 and 2000 are the same, as all common stock equivalents are anti-dilutive due to the net loss for the periods presented.

(3) LINES OF CREDIT

At March 31, 2001, the Company had borrowings of $3,697,000 against its line of credit with Fleet Financial Corporation ("Fleet"), inclusive of outstanding but unpresented checks. The Fleet credit facility expires on July 20, 2001. The Company has received notice from Fleet that it does not intend to renew the Company's line of credit when it expires.

(4) SEGMENT INFORMATION

Beginning in fiscal 2000, the Company was organized into three segments: fulfillment distribution, solutions and leasing. The fulfillment distribution division sold product to VARs and systems integrators. The solutions division provides engineering, integration and implementation services to corporate accounts in addition to the sales of products and applications to those customers. The leasing subsidiary provides vendor lease financing programs for various types of equipment and software dealers in addition to providing lease financing directly to middle market corporations for technology, production and other types of business equipment, nationwide. The Company evaluates and manages these segments only at the sales and cost of sales level. Therefore, operating income, total assets, depreciation and capital expenditures by division are not presented.

The following table represents information about the Company's divisions for the six months ended March 31, 2001 and 2000 (dollars in thousands):

        2001                                             SALES      GROSS PROFIT
        ----                                             -----      ------------
        Fulfillment distribution .............          $19,030       $ 1,419
        Leasing ..............................            1,071           388


        Solutions ............................            3,106           575
                                                        -------       -------
                                                        $23,207       $ 2,382
                                                        =======       =======

        2000                                             SALES      GROSS PROFIT
        ----                                             -----      ------------
        Fulfillment distribution .............          $26,654       $ 2,019
        Leasing ..............................              197            39
        Solutions ............................            3,622           375
                                                        -------       -------
                                                        $30,473       $ 2,433
                                                        =======       =======

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

On March 30, 2001, the Company consummated the sale of certain assets related to its fulfillment distribution to Seneca Data Distributors, Inc., a New York corporation ("Seneca"), pursuant to an Asset Purchase Agreement.

(5) LEASES

Property acquired for transactions in process represents partial completion or delivery of property which the lessee of the Company's leasing subsidiary has accepted on in-process lease transactions.

For capital leases that qualify as direct financing leases, the aggregate lease payments receivables are recorded on the balance sheet net of unearned income. The unearned income is recognized as direct financing revenue over the lease term. For capital leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value. The discounted value of the aggregate lease payments receivable is recorded as sales-type lease revenue. The property cost and any initial direct costs are recorded as sales-type lease costs.

The Company assigns, on a nonrecourse basis, the minimum lease payments receivable to various financial institutions at various interest rates. In the event of default by a lessee, the lender has a first lien against the underlying leased property with no further recourse against the Company. If this occurs, the Company may not realize any future residual value in the leased property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comments below contain certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may fail to grow the solutions business as expected; the Company's sales force may fail to generate enough high margin sales to offset the higher cost structure of providing expert business solutions; the Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a solutions and leasing provider; competitive conditions within the computer industry may change adversely; demand for the solutions provided by the Company may weaken; the Company may be unable to retain existing key management, sales and technical personnel; the Company's forecasts may not accurately anticipate market demand; the Company's insistence on only accepting higher margin business may not allow the Company to generate sufficient revenue to cover its fixed operating expenses; and there may be other material adverse changes in the Company's operations or business. A more comprehensive description of these risks and other factors is set forth in the Company's Current Report on Form 8-K filed on April 5, 2001.

SUMMARY

AmeriQuest markets, sells and provides lease financing for business information solutions, products and services. On March 30, 2001, the Company consummated the sale of certain assets related to its fulfillment distribution to Seneca. AmeriQuest's current strategy is to emphasize the sale of complete solutions to its corporate clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, logistics, start-up, installation, technical support services. The Company also has a leasing subsidiary which assists Ameriquest clients in addition to other qualified lessees in obtaining lease financing for business information products through third parties.

The Company had a net loss of $780,000 and net sales of $11,015,000 for the quarter ended March 31, 2001, compared to a net loss of $998,000 and net sales of $14,837,000 for the quarter ended March 31, 2000.

The Company intends to focus on providing application solutions and implementation to corporate clients. The goal of this new focus is to significantly improve the Company's margins as compared to the margins of the fulfillment distribution business. Although management believes that this change in strategy, which is expected to significantly increase the Company's sales margins, and, when coupled with planned decreases in expenses, may return AmeriQuest to profitability, there are numerous risks and uncertainties, including those described in the Company's Current Report on Form 8-K filed on April 5, 2001. No assurance can be given that the Company's strategy will succeed or that the Company will become operationally profitable, and if this strategy

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

is not successful, the Company may not be able to continue in business. Management will periodically review the need to further reduce costs should gross profits, for any reason, not materialize in amounts sufficient to cover the existing cost structure.

On April 17, 2001, Jon D. Jensen was appointed as President and Chief Executive Officer, while also continuing as the Company's Chief Financial Officer, replacing Alexander C. Kramer who remains a member of the Company's Board of Directors. Mr. Kramer will also advise the Company in his capacity as Managing Director of Listen Group Partners, LLC, a partnership jointly owned by Messrs. Kramer and Jensen which owns 31,349,878 shares, or approximately 46.9%, of AmeriQuest's outstanding common stock. The Company believes that the interests of its stockholders will be best served if Mr. Jensen and Mr. Kramer each focus their efforts on parallel courses of action to restore the Company to profitability and growth; Mr. Jensen will work to foster internal growth and profitability, while Mr. Kramer will pursue external growth opportunities, including strategic acquisitions, to build AmeriQuest's solutions business, although the Company has no current agreements pertaining thereto and has not had any recent discussions with any potential acquisition targets.

The Company has undertaken a number of measures to improve competitiveness. Salary expense has been cut by 50% and other expenses have been reduced by approximately 35% during the quarter ended March 31, 2001.These actions will begin to provide savings in the third quarter of fiscal 2001. Also The Company has narrowly defined its business solution target markets to focus on asset management, networking infrastructure and distribution management, which the Company expects should improve the performance of this segment of the Company's business.

     The following table sets forth certain items in the Consolidated Statements of Operations as a percent of net sales.

                                                        PERCENT OF SALES
                                         ---------------------------------------------

                                             THREE MONTHS               SIX MONTHS
                                                ENDED                     ENDED
                                              MARCH 31,                 MARCH 31,
                                          2001         2000         2001         2000
                                         ------       ------       ------       ------
Net sales .........................       100.0        100.0        100.0        100.0
Cost of sales .....................        88.3         92.2         89.7         92.0
Gross profit ......................        11.7          7.8         10.3          8.0
Selling, general and administrative        16.7         13.8         18.8         13.0
Interest income (expense), net ....        (2.1)        (0.6)        (1.8)        (0.6)
Net Income (Loss) .................        (7.1)        (6.7)       (10.3)        (5.5)


Sales for the quarter ended March 31, 2001 decreased by 26% from $14,837,000 for the quarter ended March 31, 2000 to $11,015,000, as a result of the Company's strategy to dramatically reduce the amount of low gross profit sales, and was partially offset by improvement in revenue generated by the leasing subsidiary. The Company expects that this strategy, as described in the Company's Current Report on Form 8-K filed on April 5, 2001, will lead to significantly lower sales in fiscal 2001 as compared to fiscal 2000.

Cost of sales decreased to 88.3% of sales for the quarter ended March 31, 2001 compared to 92.2% of sales in the same quarter for the prior year primarily as a result of a favorable change in sales mix (low margin commodity sales decreased as a percentage of sales while high margin leasing revenue increased) compared to the same three months ended March 31, 2000.

Selling, general and administrative expenses of $1,837,000 decreased by $126,000 for the quarter ended March 31, 2001 compared to $1,963,000 for the same quarter of the prior year, primarily as a result of cost reduction actions taken in the previous first quarter.

The $229,000 net gain on sale of the distribution business assets represented the minimum liability for purchase. Further gains on the sale will be recorded as earned in future quarters.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

Depreciation and amortization increased to $238,000 for the quarter ended March 31, 2001 from $91,000 for the quarter ended March 31, 2000 due to normal levels of system upgrades and due to the depreciation on property acquired by the leasing subsidiary for transactions in progress upon which the Company receives interim rental payments prior to lease inception.

Net interest expense of $226,000 in the quarter ended March 31, 2001 is compared to net interest expense of $96,000 for the quarter ended March 31, 2000, due to an overall increase in borrowings under the Company's line of credit and due to interest expense on non-recourse debt utilized to finance the property acquired by the leasing subsidiary for transactions in progress.

No income tax benefit was recorded on the net operating loss for the six months ended March 31, 2001 and March 31, 2000 as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the information technology industry; (ii) shifts in short-term demand for the Company's solutions; and (iii) the fact that virtually all sales in a given quarter result from orders booked in that quarter. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's net sales and earnings may be subject to material volatility, particularly on a quarterly basis. In addition, the decisions to close former businesses could involve unforseeable additional expenses and impede the prospects for the Company to obtain the additional sales needed to consistently achieve operating profitability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $629,000 in cash and had borrowings of $3,697,000 against its existing line of credit. The Company generated $1,244,000 of cash from operating activities in the quarterly period ended March 31, 2001, primarily due to the overall decrease in accounts receivable, which is a result of the Company's desired strategy to reduce the amount of low gross profit sales. This strategy, as described in the Company's Current Report on Form 8-K filed on April 5, 2001, will lead to significantly lower accounts receivable balances in fiscal 2001 than in fiscal 2000.

Management believes that cash on hand and the availability of credit from Fleet Financial Corporation until collection of outstanding accounts receivable in sufficient amounts to repay outstanding borrowings will be adequate for the Company to meet its financial obligations on a timely basis. The Fleet credit facility expires on July 20, 2001. The Company has received notice from Fleet that it does not intend to renew the Company's line of credit when it expires. The sale of the assets related to the Company's distribution business will significantly reduce the Company's future cash and borrowing needs. The Company believes that it will be able to repay its existing borrowings under such line of credit prior to its expiration date out of working capital. Moreover, the Company does not currently believe that, following the sale of the distribution business assets, it will have to replace the bank line of credit in the near term. In the event that the Company desires to enter into a new line of credit, there is no assurance that a bank line of credit would be available, or if available, could be secured on terms favorable to the Company.

                          AMERIQUEST TECHNOLOGIES, INC.

                                 MARCH 31, 2001

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2001 Annual Meeting held on March 1, 2001, the following directors were elected to serve until the 2002 Annual Meeting and until each of their successors are elected and qualified:

                    DIRECTOR                 FOR           WITHHELD
                    --------                 ---           --------
               Edward Cloues, II          60,647,772       248,288
               Jon D. Jensen              60,648,197       247,863
               Alexander C. Kramer        60,648,197       247,863
               Walter Reimann             60,648,197       247,863
               Charles Soltis             60,648,347       247,713



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AmeriQuest Technologies, Inc.


May 15, 2001

                                   /s/  Jon D. Jensen
                                        Chief Executive Officer
                                        (Principal executive officer and
                                        principal accounting officer)