Form 10-Q
period 2001-06-30
AMERIQUEST TECHNOLOGIES INC
filed 2001-08-21
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 from ____________ to ______________.

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


     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days.
Yes X   No
           --

     At August 14, 2001 there were 67,841,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                                    FORM 10-Q

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            JUNE 30,      SEPTEMBER 30,
                                                                              2001             2000
                                                                           ---------      -------------
                              ASSETS
Current Assets:
   Cash and cash equivalents .......................................       $      20        $     723
   Restricted Cash .................................................             432
   Accounts receivable, less allowance for doubtful accounts of $633
     and $381, respectively ........................................           1,110            8,069
   Inventories .....................................................              75            1,843
   Other current assets ............................................             741              478
                                                                           ---------        ---------
          Total current assets .....................................           2,378           11,113
                                                                           ---------        ---------

Property and equipment, net ........................................             638              909
Property acquired for lease transactions in process, net ...........           6,358                -
Lease receivables assigned to lenders ..............................           1,459                -
Other assets .......................................................             254              294
                                                                           ---------        ---------
          Total assets .............................................       $  11,087        $  12,316
                                                                           =========        =========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Line of credit ..................................................       $     606        $   5,269
   Accounts payable ................................................           3,754            3,393
   Accrued expenses and other current liabilities ..................             796              929
                                                                           ---------        ---------
          Total current liabilities ................................           5,156            9,591
                                                                           ---------        ---------


Nonrecourse debt ...................................................           6,762                -

Unearned revenue, net ..............................................           1,151                -


Stockholders' Equity (Deficit)
Common stock, $.01 par value; 200,000,000 shares authorized;
    67,841,906 shares issued and outstanding .......................             679              679
Additional paid-in capital .........................................         174,698          174,698

Accumulated deficit ................................................        (177,359)        (172,652)
                                                                           ---------        ---------

          Total stockholders' equity (deficit) .....................          (1,982)           2,725
                                                                           ---------        ---------

           Total liabilities and stockholders' equity (deficit) ....       $  11,087        $  12,316
                                                                           =========        =========

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  JUNE 30                                  JUNE 30
                                                      --------------------------------        --------------------------------
                                                          2001                2000                2001                2000
                                                      ------------        ------------        ------------        ------------
Net Sales .....................................       $      1,836        $     15,127        $     24,006        $     45,600

Cost of Sales .................................              2,497              14,135              22,562              42,176
                                                      ------------        ------------        ------------        ------------
     Gross Profit .............................               (661)                992               1,444               3,424

Operating Expenses:

Selling, General and Administrative ...........              1,264               2,012               5,703               5,961
                                                      ------------        ------------        ------------        ------------
Loss from Operations ..........................             (1,925)             (1,020)             (4,259)             (2,537)

Gain on Sale of Distribution Business .........                  -                   -                 229                   -
Restructuring costs ...........................               (310)                  -                (310)                  -
Interest Expense, net .........................                (24)                (83)               (367)               (258)
                                                      ------------        ------------        ------------        ------------

Net Loss ......................................       $     (2,259)       $     (1,103)       $     (4,707)       $     (2,795)
                                                      ============        ============        ============        ============

Basic and Diluted Loss per Share ..............       $      (0.03)       $      (0.02)       $      (0.07)       $      (0.04)
                                                      ------------        ------------        ------------        ------------

Shares used in computing Net Loss per share....         67,841,906          67,841,906          67,841,906          67,841,906
                                                      ------------        ------------        ------------        ------------

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             ----------------------        ----------------------
                                                                                    JUNE 30                       JUNE 30
                                                                             ----------------------        ----------------------
                                                                               2001           2000           2001           2000
                                                                             -------        -------        -------        -------
                                                                                   (UNAUDITED)
Cash flow from operating activities:
Net Loss .............................................................       $(2,259)       $(1,103)       $(4,707)       $(2,795)
                                                                             -------        -------        -------        -------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation ....................................................            78             79            282            258
     Increase (decrease) in allowance for doubtful accounts ..........           254             14            252            (51)
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable ......................         4,098           (732)         6,707         (1,042)
     (Increase) decrease in inventories ..............................         1,220          2,090          1,768          1,559
     (Increase) decrease in other assets .............................           161            (24)          (223)           (93)
     (Increase) in lease receivables assigned to lenders .............          (604)             -         (1,459)             -
     (Increase) in property acquired for lease transactions ..........        (1,815)             -         (6,358)             -
     Increase (decrease) in accounts payable and accrued expenses ....          (714)          (480)           228            256
     Increase in nonrecourse debt ....................................         1,739              -          6,762              -
     Increase in unearned revenue ....................................           720              -          1,151              -
                                                                             -------        -------        -------        -------

     Net cash provided by (used in) operating activities .............         2,878           (156)         4,403         (1,908)

Cash flow from investing activities:
     Capital expenditures, net of disposals ..........................            36           (129)           (11)          (211)

Cash flow from financing activities:
     Net borrowings  (repayment) under lines of credit ...............        (3,091)           541         (4,663)         2,091
                                                                             -------        -------        -------        -------

Net increase (decrease) in cash and cash equivalents .................          (177)           256           (271)           (28)
                                                                             -------        -------        -------        -------

Cash and cash equivalents at beginning of period .....................           629            383            723            667
                                                                             -------        -------        -------        -------
Cash and cash equivalents at end of period ...........................       $   452        $   639        $   452        $   639
                                                                             =======        =======        =======        =======

                Supplemental Disclosures of Cash Flow Information

Interest:

  During the nine months ended June 30, 2001 and 2000, the Company paid interest of $422 and $258, respectively.

Income taxes:

  During the nine months ended June 30, 2001 and 2000, the Company made no income tax payments.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
(1) BASIS OF PRESENTATION

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

The results of operations and cash flows for the nine month period ended June 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 2001.

(2) LOSS PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the disclosure of both basic and diluted earnings per share. Basic and dilutive shares outstanding for the three and nine months ended June 30, 2001 and 2000 are the same, as all common stock equivalents are anti-dilutive due to the net loss for the periods presented.

(3) LINES OF CREDIT

At June 30, 2001, the Company had borrowings of $606,000 against its line of credit with Fleet Financial Corporation ("Fleet"), inclusive of outstanding but unpresented checks. The Fleet credit facility expired on July 20, 2001 and has not been renewed by Fleet. The Company did not repay its existing borrowings under such line of credit prior to its expiration date, but Fleet has indicated that it will allow the Company a reasonable period of time to liquidate the loan in the ordinary course of business.

(4) LEASE ACCOUNTING TREATMENT

Property acquired for transactions in process represents partial completion or delivery of property which the lessee of the Company's leasing subsidiary has accepted on in-process lease transactions.

For capital leases that qualify as direct financing leases, the aggregate lease payment receivables are recorded on the balance sheet in their aggregate. The unearned income is recognized as direct financing revenue over the lease term. For capital leases that qualify as sales-type leases, the Company recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the Company's carrying value. The discounted value of the aggregate lease payment receivables is recorded as sales-type lease revenue. The property cost and any initial direct costs are recorded as sales-type lease costs.

The Company assigns, on a nonrecourse basis, the lease payment receivables to various financial institutions at various interest rates. In the event of default by a lessee, the lender has a first lien against the underlying leased property with no further recourse against the Company. If this occurs, the Company may not realize any future residual value in the leased property.

Certain lease transactions that were recorded as revenue in the preceeding two fiscal quarters, upon a detailed review, have been adjusted to reflect more appropriate and conservative treatment under recent GAAP pronouncements. The adjustments were not material to the quarter in which they were reflected. The financial statements for the period ended June 30, 2001 reflect the impact of such deferral of revenue and related costs and expenses in the quarterly period in which they were originally recorded.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

(5) SEGMENT INFORMATION

Beginning in fiscal 2000, the Company was organized into three segments: fulfillment distribution, solutions and leasing. The fulfillment distribution division sold product to VARs and systems integrators prior to the sale of certain assets of that division on March 30, 2001. The solutions division provides engineering, integration and implementation services to corporate accounts in addition to the sales of products and applications to those customers. The leasing subsidiary provides vendor lease financing programs for various types of equipment and software dealers in addition to providing lease financing directly to middle market corporations for technology, production and other types of business equipment, nationwide. The Company evaluates and manages these segments only at the sales and cost of sales level. Therefore, operating income, total assets, depreciation and capital expenditures by division are not presented.

On March 30, 2001, the Company consummated the sale of certain assets related to its fulfillment distribution business to Seneca Data Distributors, Inc., a New York corporation ("Seneca"), pursuant to an Asset Purchase Agreement. As a result, as of the third quarter of fiscal 2001, the Company has two segments: business solutions and leasing.


The following table represents information about the Company's divisions for the nine months ended June 30, 2001 and 2000 (dollars in thousands):

2001                                       SALES       GROSS PROFIT
----                                       -----       ------------
Fulfillment distribution ..........       $ 19,886       $    518
Leasing ...........................            159            147

Solutions .........................          3,961            779
                                          --------       --------
                                          $ 24,006       $  1,444
                                          ========       ========

2000                                       SALES       GROSS PROFIT
----                                       -----       ------------
Fulfillment distribution ..........       $ 38,477       $  2,589
Leasing ...........................            276             50
Solutions .........................          6,847            785
                                          --------       --------
                                          $ 45,600       $  3,424
                                          ========       ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comments below contain certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may fail to grow the solutions business as expected; the Company may fail to generate sufficient positive cash flow to stay in business; the Company's sales force may fail to generate enough high margin sales to offset the higher cost structure of providing expert business solutions; the Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a solutions and leasing provider; competitive conditions within the computer industry may change adversely; demand for the solutions provided by the Company may weaken; the Company may be unable to retain existing key management, sales and technical personnel; the Company's forecasts may not accurately anticipate market demand; the Company's insistence on only accepting higher margin business may not allow the Company to generate sufficient revenue to cover its fixed operating expenses; and there may be other material adverse changes in the Company's operations or business. A more comprehensive description of these risks and other factors is set forth in the Company's Current Report on Form 8-K filed on April 5, 2001.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONT.)

                                  JUNE 30, 2001

SUMMARY

AmeriQuest currently markets, sells and provides business solutions to narrowly defined target markets and lease financing to its corporate clients. AmeriQuest's current strategy is to emphasize the sale of complete solutions to its corporate clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, logistics, start-up, installation, and technical support services. The Company intends to focus on providing application solutions and implementation to these corporate clients. The goal of this new focus is to significantly improve the Company's margins as compared to the margins of the discontinued fulfillment distribution business. Management believes that this change in strategy, which is expected to significantly increase the Company's sales margins, when coupled with planned decreases in expenses, may return AmeriQuest to profitability, but there are numerous risks and uncertainties, including those described above. No assurance can be given that the Company's strategy will succeed or that the Company will become operationally profitable, and if this strategy is not successful, the Company may not be able to continue in business. Management will periodically review the need to further reduce costs should gross profits, for any reason, not materialize in amounts sufficient to cover the existing cost structure.

The Company also has a leasing subsidiary which assists AmeriQuest clients in addition to other qualified lessees in obtaining lease financing for business information products through third parties.

The Company had an operating loss of $595,000, excluding charges to cost of goods sold of $901,000 and charges to SG&A expense of $429,000 related to the sale of the Company's fulfillment distribution business, and net sales of $1,836,000 for the quarter ended June 30, 2001, compared to an operating loss of $1,020,000 and net sales of $15,127,000 for the quarter ended June 30, 2000.

For the quarter ended June 30, 2001, the Company had a net loss of $2,259,000 including restructuring cost of $310,000 related to the sale of the Company's fulfillment distribution business compared to a net loss of $1,103,000 for the quarter ended June 30, 2000.

At June 30, 2001, the Company had $452,000 in cash and had borrowings of $606,000 against its existing line of credit. Borrowings against its expired line of credit have been reduced to approximately $300,000 at August 14, 2001. The substantial majority of the Company's cash balance, $432,000, is related to customer deposits at its leasing subsidiary and its use is restricted.

Management has undertaken negotiations with certain vendors that primarily supplied product to its former distribution business in order to provide a plan to pay them in full over time. A number of those vendors have agreed, in principle, to accept the Company's proposal to convert their unsecured trade payable to a combination of preferred stock and unsecured long-term debt. The Company has not completed or finalized any legal arrangements to implement such proposals, has not accepted counter proposals, and will not do so until agreement is reached with most of these vendors. Failure of the remaining vendors to accept the Company's proposal will preclude the Company from obtaining alternate sources of capital, should such capital be available at terms acceptable to the Company. The Company must obtain alternate sources of capital in order to both sustain and grow the business as it has been restructured, to pay small balance past obligations and to repay that portion of vendor debt that is expected to be converted to long term notes.

On April 17, 2001, Jon D. Jensen was appointed as President and Chief Executive Officer, while also continuing as the Company's Chief Financial Officer, replacing Alexander C. Kramer who remains a member of the Company's Board of Directors. Mr. Kramer will also advise the Company in his capacity as Managing Director of Listen Group Partners, LLC, a limited liability company jointly owned by Messrs. Kramer and Jensen which owns 31,349,878 shares, or approximately 46.9%, of AmeriQuest's outstanding common stock. The Company believes that the interests of its stockholders will be best served if Mr. Jensen and Mr. Kramer each focus their efforts on parallel courses of action to restore the Company to profitability and growth; Mr. Jensen will work to foster internal growth and profitability, while Mr. Kramer will pursue external growth opportunities, including strategic acquisitions, to build AmeriQuest's solutions business, although the Company has no current agreements pertaining thereto.

The Company has undertaken a number of measures to improve competitiveness. Salary expense has been cut by 58% and other expenses have been reduced by approximately 49% during the quarter ended June 30, 2001 as compared to the year ago quarter ended June 30, 2000.These actions will reflect a lowered cost structure in the fourth quarter of fiscal 2001. Also, the Company has narrowly defined its business solution target markets to focus on asset management, networking infrastructure and distribution management, which the Company expects should improve the performance of this segment of the Company's business.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS (CONT.)

                                  JUNE 30, 2001


     The following table sets forth certain items in the Consolidated Statements of Operations as a percent of net sales.

                                PERCENT OF SALES

                                        THREE MONTHS         NINE MONTHS
                                           ENDED                ENDED
                                          JUNE 30,            JUNE 30,
                                       ---------------     ---------------
                                        2001     2000       2001     2000
                                       ------   ------     ------   ------
Net sales .........................     100.0    100.0      100.0    100.0
Cost of sales .....................     136.0     93.4       94.0     92.5
Gross profit ......................     (36.0)     6.6        6.0      7.5
Selling, general and administrative      68.8     13.4       23.8     13.1
Gain on sale of distribution
 business .........................        --       --       (1.0)      --
Restructuring costs ...............      16.9                 1.3
Interest expense, net .............      (1.3)    (0.5)      (1.5)    (0.6)
Net Loss ..........................    (123.0)    (7.3)     (19.6)    (6.1)


QUARTERLY RESULTS

Sales for the quarter ended June 30, 2001 decreased by 88% from $15,127,000 for the quarter ended June 30, 2000 to $1,836,000, as a result of the sale of certain assets related to the Company's fulfillment distribution business to Seneca and the Company's strategy to dramatically reduce the amount of low gross profit sales, and was partially offset by improvement in revenue generated by the leasing subsidiary. The Company expects that this strategy, as more fully described in the Company's Current Report on Form 8-K filed on April 5, 2001, will lead to significantly lower sales in fiscal 2001 as compared to fiscal 2000. Included in the sales for the quarter was sell through of $943,000 of inventory at cost.

Cost of sales increased to 136% of sales for the quarter ended June 30, 2001 compared to 93.4% of sales in the same quarter for the prior year primarily as a result of writedown of vendor receivables, provisions for inventory writedowns and loss on sale of inventory. Excluding the sale of inventory at cost and charges of $901,000 related to the sale of the Company's fulfillment distribution business, cost of sales for the remaining business decreased to 73% or an improvement in gross profit to 27%.

Selling, general and administrative expenses of $1,264,000 includes an increase in allowances for doubtful collection of accounts receivable of $254,000; provision for state sales tax expense of $133,000; and other expenses of $42,000 related to the sale of the Company's fulfillment distribution business. Excluding such charges, the Company incurred SG&A expenses of $835,000 for the quarter ended June 30, 2001 which compares to $2,012,000 for the quarter ended June 30, 2000.

Restructuring costs of $310,000 included costs and expenses related to sale of the distribution business including severance pay for employees, termination of leases and disposal of abandoned assets.

Net interest expense of $24,000 in the quarter ended June 30, 2001 decreased as compared to net interest expense of $83,000 for the quarter ended June 30, 2000, due to a decrease in borrowings under the Company's line of credit.

No income tax benefit was recorded on the net operating loss for the nine months ended June 30, 2001 and June 30, 2000 as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2001

Sales of $24,006,000 for the first nine months ended June 30, 2001 decreased 48%, or $21,594,000, compared to $45,600,000 for the first nine months of the prior fiscal year. The decrease reflects the Company's strategy to dramatically reduce the amount of low gross profit sales. The Company expects that this strategy, as more fully described in the Company's Current Report on Form 8-K filed on April 5, 2001, will lead to significantly lower sales in fiscal 2001 as compared to fiscal 2000.

Cost of sales, as a percentage of net sales, increased 1.5% to 94% for the nine months ended June 30, 2001 compared to 92.5% for the nine months ended June 30, 2000. Cost of sales for the nine months ended June 30, 2001 include charges of $901,000 associated with writedown of vendor receivables, provisions for inventory writedowns and loss on sale of inventory related to the sale of the Company's fulfillment distribution business.

Selling, general and administrative expenses of $5,703,000 decreased 4%, or $258,000, when compared to $5,961,000 for the nine months ended June 30, 2000. The decrease was due to the Company's cost reduction actions. The expenses include an increase in allowances for doubtful collection of accounts receivable of $254,000; provision for state sales tax expense of $133,000; and other expenses of $42,000 related to the sale of the Company's fulfillment distribution business.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONT.)

                                  JUNE 30, 2001

VARIABILITY OF QUARTERLY RESULTS

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand in the information technology industry; (ii) shifts in short-term demand for the Company's solutions; and (iii) the fact that sales in a given quarter result from an increasing lead time as proposals may be presented to clients in either the current or previous quarter before work may commence. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's net sales and earnings may be subject to material volatility, particularly on a quarterly basis. In addition, the decisions to close former businesses could involve unforseeable additional expenses and impede the prospects for the Company to obtain the additional sales needed to consistently achieve operating profitablity.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $452,000 in cash and had borrowings of $606,000 against its existing line of credit. The substantial majority of the Company's cash balance, $432,000, is related to customer deposits at its leasing subsidiary and its use is restricted. Borrowings against its expired line of credit has been reduced to approximately $300,000 at August 14, 2001.

The Company generated $2,878,000 of cash from operating activities in the quarterly period ended June 30, 2001, primarily due to the overall decrease in accounts receivable and inventory, which is a result of the Company's desired strategy to reduce the amount of low gross profit sales. This strategy, as more fully described in the Company's Current Report on Form 8-K filed on April 5, 2001, will lead to significantly lower accounts receivable balances in fiscal 2001 than in fiscal 2000. The cash provided by operations was utilized to decrease net borrowings against the Fleet line of credit by $3,091,000.

The Fleet credit facility expired on July 20, 2001 and was not renewed by Fleet. The Company did not repay its existing borrowings under such line of credit prior to its expiration date, but Fleet has indicated that it will allow the Company a reasonable period of time to liquidate the loan in the ordinary course of business following the loan termination date. The sale of the assets related to the Company's distribution business will significantly reduce the Company's future cash and borrowing needs. Moreover, the Company does not currently believe that, following the sale of the distribution business assets, it will have to replace the bank line of credit in the near term. In the event that the Company desires to enter into a new line of credit, there is no assurance that a bank line of credit would be available, or if available, could be secured on terms favorable to the Company.

On July 30, 2001, the Company announced that Listen Group Partners, LLC, a limited liability company jointly owned by Messrs. Kramer and Jensen which owns 31,349,878 shares, or approximately 46.9%, of AmeriQuest's outstanding common stock. intends to sell up to 670,000 shares of the Company's common stock under Rule 144 of the Securities Act of 1933 at market prices: All of the funds generated from these sales, after an allowance for taxation, will be used to fund a loan to AmeriQuest. The loan will bear interest at the "Applicable Federal Rate" as determined by the IRS. As of August 14, 2001, no funds have yet been lent to the Company.

As of June 30, 2001, the Company has $4,272,000 in outstanding accounts payable. As cash resources that remain are sufficient only to maintain the current business, management has undertaken negotiations with certain vendors that primarily supplied product to its former distribution business in order to provide a plan to pay them in full, over time. A number of those vendors have agreed, in principle, to accept the Company's proposal to convert their unsecured trade payable to a combination of preferred stock and unsecured long-term debt. The Company has not completed or finalized any legal arrangements to implement such proposals, has not accepted counter proposals, and will not do so until agreement is reached with most of these vendors. Failure of the remainiong vendors to accept the Company's proposal will preclude the Company from obtaining alternate sources of capital, should such capital be available at terms acceptable to the Company and the Company may not have sufficient liquidity to pay its debts as they become due.

The Company believes, in the near term, that cash on hand and working capital, until collection of outstanding accounts receivable in sufficient amounts to repay outstanding borrowings is achieved, will be adequate for the Company to meet its current financial obligations. However, the Company must obtain alternate sources of capital in order to both grow the business as it has been restructured, to pay past obligations and to repay that portion of vendor debt that is expected to be converted to long term notes.

                          AMERIQUEST TECHNOLOGIES, INC.

                                  JUNE 30, 2001

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         On April 5, 2001, the Company filed a Current Report on Form 8-K regarding the sale of certain assets related to its fulfillment distribution business to Seneca.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AmeriQuest Technologies, Inc.


August 14, 2001
                                    /s/  Jon D. Jensen
                                         Chief Executive Officer
                                         (Principal executive officer
                                         and principal accounting officer)