Form 10-K
period 2001-09-30
AMERIQUEST TECHNOLOGIES INC
filed 2002-01-15
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)
         [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended September 30, 2001
                   Or
         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____________ to ____________
                           Commission File No. 1-10397

                          AMERIQUEST TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                       33-0244136
   -------------------------------                         ----------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                      Identification Number)

         48 Swan Way, Suite 101
        Warminster, Pennsylvania                                18974
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                 (267) 280-0430
               --------------------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.01 par value
                               Title of each class

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2001 was approximately $1,800,000. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock of the Registrant.

There were 68,046,906 shares of the Registrant's Common Stock outstanding as of December 31, 2001.

                                     PART I

Foreword

The information set forth in this Annual Report is based primarily on historical information. This Annual Report also contains some forward-looking statements relating to future plans and other matters. To the extent that this Annual Report includes forward-looking statements, such statements involve uncertainty and risk, and actual results could differ materially from those reflected in such forward-looking statements. A list of certain factors which management believes could adversely affect the actual results is set forth in a section immediately following the description of AmeriQuest's Business in Item 1 under the caption "Special Factors to be Considered."

Item 1.  Business.

The Company

AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest" or the "Company"), historically conducted its business as a distributor of services and computer products providing value added solutions. During fiscal 2000, AmeriQuest began to refocus its outside sales force to sell business information solutions directly to corporate, educational, financial, healthcare and local government clients. The Company completed this transition by selling its product distribution division to Seneca Data Distributors, Inc. ("Seneca Data") in March, 2001 and its leasing subsidiary, Consultants Group Commercial Funding ("CG Commercial"), to CG Commercial management in November, 2001.

Prior to the March 2001 sale of the product distribution division, the division accounted for a substantial majority of the Company's sales. With the sale of the division and the subsequent sale of CG Commercial, the Company's sole business today is providing business information solutions for corporate, educational, financial, healthcare and local government clients. AmeriQuest's strategy is to emphasize the sale of higher margin, complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, operational start-up, installation, technical support services and lease financing through unrelated third parties. As part of this solutions business, AmeriQuest markets and sells to its clients and supports a variety of applications and products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the client.

In the fourth quarter of fiscal 2001, the Company's net sales, compared to the fourth quarter of fiscal 2000, decreased by 97% reflecting the transition described above. While the Company believes that its new business model can be successful, it had vendor trade debt at September 30, 2001 of approximately $4,137,000, most of which related to the product distribution business. As more fully described under "Vendor Payable Negotiations Critical to Viability of the Company" in the "Special Factors to be Considered" section below, the Company's ability to continue as a going concern depends, in part, on being able to convert most of this debt into equity since the Company does not have the ability to pay this debt in cash. If such a conversion is not agreed to by creditors, liquidation or bankruptcy reorganization are the likely alternatives.

The Company maintains its principal executive offices at 48 Swan Way, Suite 101, Warminster , Pennsylvania 18974, and its telephone number is (267) 280-0430.

Strategy

As noted above, during fiscal 2001, the Company sold its low margin hardware product distribution business. The Company's current business strategy is a sole focus on providing business information solutions to corporate, educational, financial, healthcare and local government clients. The goal of this narrow focus is to improve the Company's margins.

The Company's action to sell its distribution business will result in dramatically lower sales and accounts receivable, thereby reducing the need to borrow money. As a result, borrowings under the Company's bank line of credit have been reduced to $192,000 at September 30, 2001 from approximately $5.3 million at September 30, 2000.

The Company also has reduced its selling, general and administrative expenses, including outside consulting and professional expenses, payroll expenses, property rental costs and communications expenses with the objective to increase operating profit even on lower sales.

Although management believes that this change in strategy, with significantly decreased sales and expenses, may return AmeriQuest to profitability, there are numerous risks and uncertainties, including those described elsewhere in this Annual Report on Form 10-K, and no assurance can be given that the Company's strategy will succeed or that the Company will become operationally profitable.

Services

AmeriQuest seeks to sell its services by providing technical business information solutions and applications that satisfy certain needs of corporate, educational, financial, healthcare and local government clients. These services and applications are focused around asset management, distribution management, customer relationship management systems and network infrastructure solutions, including e-commerce, high availability servers, security and thin client computing. The following is a description of the major categories of services currently offered by AmeriQuest:

    Technical Audits -- When client needs are not clear, the solutions sales force must consult with clients to determine their specific requirements before proposing and implementing solutions. Through its "Technology Audit" offering, AmeriQuest carefully analyzes an organization's operations and advises the client on how it can better use and support technology to achieve its goals while realizing a return on its investment. The assessment provides actionable information to help clients meet their strategic objectives, such as the following:
    o   Ensure that technology will accommodate future growth and plans.
    o Redesign local and wide area networks to achieve optimal performance and stability.
    o   Cost-effectively manage technology assets.
    o Optimize business processes to ensure the efficient utilization of technology in those processes.
    o Eliminate security loopholes that threaten the integrity of operations and confidential data.
    o   Optimize the performance and stability of the computing network.

    The technology audits often expose the need for specific solutions to be implemented in the form of a clearly identified project. AmeriQuest may perform this project work in specific areas such as asset management, networking infrastructure, security, customer relationship management and distribution management. AmeriQuest often performs customization as a part of the overall project implementation.

    Technical Services -- AmeriQuest provides systems engineering, integration, implementation and project management services to those clients who do not have the capability or capacity to design, configure or install business information system solutions with their own resources. AmeriQuest also provides an Open Systems Technology Center in its Warminster, Pennsylvania facility where its clients may explore and test new technologies and various configurations and applications.

    Leasing Services -- AmeriQuest expands the financial capabilities of its services offering by assisting clients in obtaining equipment leasing and technology upgrade programs through unrelated third parties. AmeriQuest arranges for leasing and maintenance options offered by GE, Hewlett Packard, IBM and Unisys.

Products

AmeriQuest seeks to sell applications and source products from nationally-recognized vendors that provide all the components most clients require to fully configure their business information solutions. The following is a description of the major categories of products currently sourced by AmeriQuest for its clients as part of its business solutions business and the principal vendors of those products:

    Client Servers and Personal Computers -- AmeriQuest sources a broad and diverse group of server, notebook and desktop products manufactured by Compaq, Hewlett Packard, IBM and Unisys.

    Communications and Networks -- AmeriQuest provides local and wide area network ("LAN/WAN") certified engineering services, software and specialized hardware products from 3Com, Alcatel, Cisco, Hewlett Packard, IBM, Intel and Nortel.

    CAS, NAS and SAN Storage -- AmeriQuest sources a broad line of channel attached storage products, network attached storage products and storage attached network products from Compaq, Hewlett Packard, IBM and Unisys.

    Operating System and Application Software -- AmeriQuest sells a variety of operating systems and LAN software products, generally as part of its client server systems sales. AmeriQuest has also commenced the sale of certain application software for NT, Unix and mid-range systems. Among the manufacturers of these software products are Citrix, IBM, including AIX and Lotus Notes, Microsoft, Novell, Perigrine, Interact Commerce Corporation (SalesLogix), FrontRange (Goldmine and Heat) and SCO.

Vendor Relations

During fiscal 2001, AmeriQuest discontinued its relationship as a distributor for a substantial number of manufacturers. AmeriQuest has continued its relationship with IBM as a Solutions Provider, and has agreements with Gates-Arrow and SupportNet to be its product and mid-range distributors, respectively.

During fiscal 2001, AmeriQuest also entered into agreements with Interact Commerce Corporation to market its SalesLogix CRM product and FrontRange to market its Goldmine and Heat help desk products.

Sales and Marketing

The Company sells directly to over 300 end-users. The Company's clients include corporations, universities, colleges and K-12 educational institutions, financial and healthcare institutions, and local governments. AmeriQuest has chosen to satisfy its clients' needs for complementary hardware and software products by concentrating the Company's procurement efforts with one of the national fulfillment distributors. No client has accounted for more than 10% of AmeriQuest's net sales during any of fiscal years 2001, 2000 or 1999. Sales by AmeriQuest are not seasonal to any material extent. During fiscal 2001, the Company completed the transition of its sales force from telemarketing to an end-user consultative sales force.

Recently, the solutions sales staff has been increased to 10, with training and selection of such staff oriented toward the markets, services and products earlier described. This outside sales force is currently focused on selling technical audit assessments, asset management, distribution management and network infrastructure solutions. There is a higher cost structure to maintain the new outside solutions sales force compared with the former inside distribution product sales force.

Compensation for sales personnel is largely based on the gross profits generated from sales. All of AmeriQuest's sales personnel receive technical training and are responsible for developing new accounts and serving established accounts. AmeriQuest does some telemarketing, but most of the Company's new sales personnel operate in the field and directly with end-users.

Competition

Competition in the technical provision of services and mid-range computer systems is limited but intense and focuses on mid-range Unix and NT server systems, networking systems, storage sub-systems and related products. Competition in the solutions business is primarily from independent solutions providers and, at times, large national consulting firms, depending on the magnitude of the opportunity.

Employees

As of September 30, 2001, AmeriQuest had 23 full-time employees. None of AmeriQuest's employees are covered by a collective bargaining agreement. AmeriQuest considers its relations with its employees to be good.

                        SPECIAL FACTORS TO BE CONSIDERED

In addition to the other information in this Annual Report on Form 10-K, the following factors should be carefully considered:

Continued Losses

The Company had a net loss of $6,147,000 during the fiscal year ended September 30, 2001 and has had substantial losses in prior years. During the fiscal year ended September 30, 2000, the Company had a net loss of $4,709,000. During the fiscal year ended September 30, 1999, the Company had a net loss of $1,909,000.

There is no assurance that the Company can or will become profitable in the future. In the event that losses were to continue at significant levels, the Company will need to raise additional equity capital to cover those losses. There is no assurance that such additional capital would be available, or if available, could be secured on terms favorable to the Company. If the Company's efforts to raise additional equity capital were unsuccessful, there is no assurance that the Company could continue as a going concern or that it could avoid a reorganization or liquidation.

Vendor Payable Negotiations Critical to Viability of Company

The Company's trade payable debt was approximately $4,137,000 as of September 30, 2001. Approximately 85% of this trade debt was owed to 23 vendors that supplied product to the Company's former product distribution business, with the remaining 15% owed to approximately 127 other vendors. Management has undertaken negotiations with the largest of these vendors to provide a plan to resolve this debt through the issuance primarily of equity, since the Company does not have the ability to pay this debt in cash. A small number of these vendors have agreed, in principle, to accept the Company's proposal and others are considering it. The Company has not finalized any legal arrangements to implement such proposal and does not expect to do so unless agreement is reached covering most of the vendor debt. Failure of the major vendors to accept the Company's proposal will likely preclude the Company from obtaining new sources of capital. If the Company's efforts to successfully negotiate conversion of most of the vendor debt is unsuccessful, it is doubtful that the Company can continue as a going concern or that it could avoid a reorganization or liquidation.

Uncertain Bank Line of Credit Status

The Company's $10 million bank line of credit with Fleet Capital Corporation expired on July 20, 2001. The bank line was not renewed and, as of December 31, 2001, $178,000 was owed to Fleet. There is no assurance that additional bank credit is available or could be secured on terms favorable to the Company. If no debt line can be obtained, the Company may not be able to pay its current debts as they become due, which could result in a reorganization or liquidation.

Operating Strategy Risk - Need to Increase Gross Profit

The Company's strategy is to increase gross profit, regardless of its impact on sales, and simultaneously decrease operating expenses. The Company must achieve substantially greater gross profit to stay in business, and there can be no assurance that this will happen.

Rapid Changes in Technology and Markets

The computer industry in general, and the specific markets in which the Company competes, are characterized by rapidly changing technology, often resulting in short product life cycles, rapid price declines and significant shifts in market dynamics. The Company believes its success is highly dependent upon its ability to react to technological changes by continuing to provide cost-competitive services that respond to current market needs. As a solutions provider, the Company is particularly vulnerable to changes caused by technological innovation. Should the Company fail to stay current with new technology on a timely basis that responds to industry demands, the Company's operating results would be adversely affected.

Competition

The Company competes in an industry characterized by intense competition. Competition in the technical provision of services and mid-range computer systems is limited but intense and focuses on mid-range Unix and NT server systems, networking systems, storage sub-systems and related products. Many independent solutions providers and, at times, large national consulting firms and retailers sell products and services identical or substantially similar to the products and services sold by the Company to end users.

Moreover, the manner in which computer products and services are sold is changing, and new methods of sale may emerge or expand. These factors, among others, will likely cause continued competitive pressures on the Company in the future.

Sales Force Restructuring

Beginning in fiscal 2000, the Company began to change the focus of its sales and marketing function towards greater emphasis on the higher margin end-user account opportunities. This change in emphasis resulted in a 70% turnover of the solutions sales staff since the beginning of fiscal 2000. The solutions sales staff has not yet generated sufficient high margin sales to offset the higher cost structure of providing expert business solutions, and there can be no assurance that this will happen.

Dependence Upon Key Personnel

The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, and operational personnel and the Company's ability to retain and continue to attract highly skilled employees, and there can be no assurance that the Company will be able to attract and retain such employees. The Company has previously made a number of management changes, and has had substantial layoffs and other employee departures. If the Company continues to experience financial difficulties, it may become increasingly difficult for it to hire new employees and retain current employees. The Company does not carry key person life insurance with respect to any of its personnel.

Stock Market Volatility

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

Forward-Looking Information

Future operating results may be impacted by a number of factors that could cause actual results to differ materially from management's current expectations. These factors include worldwide economic and political conditions, the Company's ability to obtain a new line of credit, the Company's ability to increase gross profit margins, the Company's ability to reduce expense levels, the Company's ability to retain key vendors and employees, the Company's clients' continued financial strength, the Company's ability to accurately anticipate customer demand, and, most importantly in the short term, the Company's ability to successfully negotiate the conversion of September 30, 2001 vendor payable debt to equity.

This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this Annual Report on Form 10-K, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unsuccessful in negotiating the conversion of vendor payable debt to equity; the Company may be unable to achieve profitable operations; the Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a solutions provider; competitive conditions within the computer industry may change adversely; demand for the products sold by the Company, or solutions provided by the Company, may weaken; the Company may be unable to retain existing key vendors and existing key management personnel; the Company's forecasts may not accurately anticipate market demand; the Company's insistence on only accepting higher margin business may not allow the Company to generate sufficient revenue to cover its fixed operating expenses; and there may be other material adverse changes in the Company's operations or business. Certain important assumptions affecting the forward-looking statements made herein include, but are not limited to, (i) timely identifying and delivering new services and related products as well as enhancing existing services and products, (ii) successful implementation of the Company's new business model, (iii) accurately forecasting cash needs, (iv) obtaining or maintaining a line of credit and (v) most importantly in the short term, successful negotiation of the conversion of vendor payable debt to equity. Assumptions relating to budgeting, marketing, advertising, product mix and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, cash expenditures or other budgets, which may in turn affect the Company's financial position and results of operations.

Item 2.  Properties.

The Company recently moved its principal offices from a 42,500 square leased foot facility in Willow Grove, Pennsylvania to leased facilities in Warminster, Pennsylvania which consist of approximately 7,100 square feet of office space on a single level.

The following table sets forth information regarding the principal office of
AmeriQuest:

       Location            Square Feet    Lease Expiration    Year Opened
       --------            -----------    ----------------    -----------
       Warminster, PA         7,100           11/30/06           2001

Item 3.  Legal Proceedings.

AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. AmeriQuest management believes that none of such current proceedings will individually have a material adverse effect on AmeriQuest's financial position or results of operations. However, in the aggregate, successful lawsuits regarding failure to pay debts remaining from the sold distribution business could cause the Company to seek bankruptcy protection or liquidation.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

The following table sets forth the market prices for the shares of Common Stock of AmeriQuest. The prices reflect the high and low closing prices reported on NASDAQ OTC Bulletin Board for each calendar quarter since October 1, 1999.

                                         High          Low
                                         ----          ---
                1999
                Fourth Quarter...        21/64         5/64

                2000
                First Quarter....        25/32          1/8
                Second Quarter...        19/32        19/64
                Third Quarter....        33/64         3/16
                Fourth Quarter...        13/32         3/16

                2001
                First Quarter....         3/16         3/32
                Second Quarter...        13/64         5/64
                Third Quarter....         5/16         5/64
                Fourth Quarter...        11/64         3/64

On December 31, 2001, the stock of AmeriQuest closed at approximately $0.05 per share. As of that date, AmeriQuest had approximately 1,000 stockholders of record.

The Company did not declare any dividends on its Common Stock in fiscal 2001 and does not intend to declare dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data.

The following selected consolidated financial data has been derived from and should be read in conjunction with the audited consolidated financial statements of AmeriQuest, and the notes thereto, and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere herein and incorporated herein by this reference (dollars in thousands, except share data).

                                                                      Year ended September 30,
                                                                      ------------------------
                                                     2001         2000           1999         1998            1997
                                                     ----         ----           ----         ----            ----
Net sales...................................       $24,472       $62,153        $56,865       $60,466        $218,877
Net income (loss)...........................        (6,147)       (4,709)        (1,909)(1)       747(2)      (41,311)
Net loss per share..........................         (0.09)        (0.07)         (0.03)(3)     (0.01)(3)       (0.63)
Total assets................................         1,438        12,316         14,168        12,955          26,079
Stockholders' equity (deficiency)...........        (3,400)        2,725          7,169         9,018         (23,392)

----------
(1) While the Company had net income of $747,000, such income included a reversal of prior year restructuring accruals of $1,376,000. Additionally, the Company recorded a significant benefit due to the reversal of other previously established reserves.

(2) The losses in 1997 included restructuring, asset impairment and relocation costs of $26.4 million associated with the close down of certain unprofitable distribution businesses.

(3) Net loss per share includes a deduction for dividends on Preferred Stock to arrive at net loss available to holders of Common Stock.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Certain Significant Events

On March 30, 2001, the Company sold the assets of its product distribution division to Seneca Data. Most of the Company's sales had been through this business.

On April 17, 2001, Jon D. Jensen was appointed President and Chief Executive Officer, while also continuing as the Company's Chief Financial Officer and a member of the Company's Board of Directors.

On November 7, 2001, the Company sold its 90% ownership of a leasing subsidiary to the 10% owner.

The Company's sole business today is providing business information solution services and related products to corporate, educational, financial, healthcare and local government clients.

At September 30, 2001, the Company had trade payable debt of approximately $4,137,000 with vendors that primarily supplied product to its former product distribution business. The Company does not have the ability to pay this debt in cash and is proposing to exchange such debt primarily for equity, but whether vendors will accept such an exchange is unknown.

Margolis & Company P.C.'s audit opinion on the Company's fiscal 2001 financial statements included an explanatory fourth paragraph raising substantial doubt about the ability of the Company to continue as a going concern (See Item 8 Financial Statements and Supplementary Data on this Form 10-K for the year ended September 30, 2001).

Arthur Andersen LLP's audit opinion on the Company's fiscal 2000 financial statements included an explanatory fourth paragraph raising substantial doubt about the ability of the Company to continue as a going concern (See Item 8 Financial Statements and Supplementary Data on the Form 10-K for the year ended September 30, 2000).


Annual Operating Results

The following table presents the Company's yearly results of operations as a percent of sales:

                                                                      Year Ended September 30,
                                                                  --------------------------------
                                                                  2001          2000          1999
                                                                  ----          ----          ----
Solution sales                                                     7.7%         19.8%          0.0%
Product distribution and leasing                                  92.3%         80.2%        100.0%
                                                                  ----          ----         -----
Net sales                                                        100.0%        100.0%        100.0%
Gross profit                                                       6.1           7.8           8.6
Selling, general and administrative                               29.6          14.5          11.8
Restructuring costs                                                1.3
Gain on sale of product distribution division                      0.9
Interest                                                           1.2           0.9           0.2
Net loss                                                         (25.1)         (7.6)         (3.4)

Net Sales ("net sales" or "sales")

During the fiscal year ended September 30, 2001, net sales decreased 60.6% compared to the fiscal year ended September 30, 2000. This decrease resulted primarily from the Company's sale of its product distribution business in March, 2001 and secondarily from the Company's action to raise gross margins of the distribution business in the first half of the fiscal year. Prior to its sale, the Company's product distribution business had accounted for a substantial majority of the Company's sales. With the Company's sole focus in fiscal 2002 on sales of business information solutions, including substantially higher margin network infrastructure products and services, information systems asset management software and services, and distribution management systems installation and services, the Company expects to significantly reduce its low margin sales during fiscal 2002, which is also expected to very significantly reduce total sales.

During the fiscal year ended September 30, 2000, net sales increased 9.3% compared to the fiscal year ended September 30, 1999. This increase resulted from the success of the Company's inside sales force with respect to low-end server, desktop and peripheral products and the Company's outside sales force on its sales of business information solutions.

The Company had relationships with several key vendors as primary suppliers of computer products to the Company's product distribution division until March 31, 2001. For the years ended September 30, 2001, 2000 and 1999, product sales from three, three and three vendors, respectively, accounted for 63%, 69% and 65%, respectively, of the Company's sales.


Cost of Sales and Gross Profit

Cost of sales includes primarily the cost of merchandise and freight expenses. Gross profit (sales less cost of sales) decreased to 6.1% of sales for the fiscal year ended September 30, 2001 compared to 7.8% for the fiscal year ended September 30, 2000. Despite higher margins on the sales of application solutions, hardware and services, the decrease in gross profit percentage was due to the costs of liquidating the inventory and other restructuring costs that resulted from sale of the product distribution division in March, 2001.

Gross profit decreased to 7.8% of sales for the fiscal year ended September 30, 2000 compared to 8.6% for the fiscal year ended September 30, 1999. The decrease in gross profit was due to the growth of low-end server, desktop and peripheral products sales that increased more rapidly than the higher margin sales of application solutions, hardware and services. Also, during fiscal 2000 one of the Company's primary suppliers of hardware products experienced financial difficulty which caused AmeriQuest to switch to a secondary source with less favorable prices and terms. This change resulted in a reduction to the Company's gross profit during the second and third fiscal quarters.

The Company received funds under incentive programs based upon volume sales or purchases of a vendor's products for the distribution business. These incentive funds reduced the cost of the products sold. Incentive programs resulted in $0.5 million and $0.3 million for the years ended September 30, 2000 and 1999, respectively. As a result of the sale of the distribution division, there were no significant incentive program funds received during the year ended September 30, 2001.

Although AmeriQuest expects that it will be able to improve its sales mix toward those services and related products comprising business solutions which will generate higher margins and reduce operating expenses as a percent of sales, no assurance can be given as to whether such improvement in fact will occur. To the extent gross profits decline and the Company is not successful in reducing selling, general and administrative expenses as a percentage of sales, the Company will continue to experience negative operating results and may not be able to continue as a going concern.


Operating Expenses

For the fiscal years ended September 30, 2001, 2000 and 1999, selling, general and administrative expenses were approximately 29.6%, 14.5% and 11.8% of sales, respectively. While selling, general and administrative expenses decreased significantly in dollar amount in fiscal 2001 due to the March, 2001 sale of the product distribution division, they increased during fiscal 2000 as the Company increased its sales force with a focus on consultative selling and providing services and quality products for business information solutions to VARs and systems integrators and expanded those efforts to include direct selling to large corporate accounts. AmeriQuest's strategy is to emphasize the sale of complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing and technical support services, with sole emphasis on sales to end-user accounts.

As the Company pursued more profitable business opportunities in fiscal 2000 than the historically low margin sale of distributed products, the Company invested in numerous programs to increase its presence with large corporate accounts, resulting in greater expenditures than would otherwise be expected, including a substantial investment of management time and approximately $240,000 of costs to evaluate a potential acquisition, now abandoned, that would have furthered the above objectives. In addition, the Company incurred legal and financial fees of $110,000 related to issuance of an equity line of credit, and a related non cash charge of $265,000 representing the fair value of warrants issued to an investment bank.

Selling, general and administrative expenses are reduced by advertising and market development funds received from vendors as a subsidy for, or incentive to, market their products. Funds received during the fiscal years ended September 30, 2001, 2000 and 1999 totaled $0.0, $0.3 million and $0.3 million, respectively.

Interest Expense, Net

Interest expense, net, decreased from $0.6 million for the year ended September 30, 2000 to $0.3 million for the year ended September 30, 2001 due primarily to decreased borrowings against the Company's line of credit as a result of reduced revenues, the resultant decrease in receivables and inventory from the sale of the distribution division and also due to lower interest rates.

Interest expense, net, increased from $0.1 million for the year ended September 30, 1999 to $0.6 million for the year ended September 30, 2000 due primarily to increased borrowings against the Company's line of credit to fund its operating losses.


Income Taxes

In the period October 1, 1998 to September 30, 2001, no income tax expense was recorded due to losses or the availability of tax-loss carryforwards. In 1998, there was a change in ownership as defined by section 382 of the Internal Revenue Code ("Section 382 Limitations"). The Section 382 Limitations limit the Company's ability to utilize its net operating loss carryforwards created prior to the ownership change. The Company has calculated that the net operating loss carryforwards available to offset future taxable income are approximately $27 million (see Note 7 to the Notes to Consolidated Financial Statements). The Company had not benefited from these net operating loss carryforwards as of September 30, 2001, and there can be no assurance that it will benefit from them in the future.


Operating Income Variability

The annual and quarterly operating results of the Company have varied considerably from a net loss of $1.9 million during fiscal 1999 to a net loss of $4.7 million during fiscal 2000 and a net loss of $6.1 million during fiscal 2001.


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


Liquidity and Capital Resources

At September 30, 2001, the Company had $77,000 in cash and had borrowed $192,000 against its expired line of credit. The Company provided $4.5 million in cash from operations during the year ended September 30, 2001, which was used to reduce its line of credit borrowings.

The Company's trade payable debt was approximately $4,137,000 as of September 30, 2001. Approximately 85% of this trade debt was owed to 23 vendors that supplied product to the Company's former product distribution business, with the remaining 15% owed to approximately 127 other vendors. Management has undertaken negotiations with the largest of these vendors to provide a plan to resolve this debt through the issuance primarily of equity, since the Company does not have the ability to pay this debt in cash. A small number of these vendors have agreed, in principle, to accept the Company's proposal and others are considering it. The Company has not finalized any legal arrangements to implement such proposal and does not expect to do so unless agreement is reached covering most of the vendor debt. Failure of the vendors to accept the Company's proposal will likely preclude the Company from obtaining new sources of capital. If the Company's efforts to successfully negotiate conversion of most of the vendor debt is unsuccessful, it is doubtful that the Company can continue as a going concern or that it could avoid a reorganization or liquidation.

At September 30, 2000, the Company had $0.7 million in cash and had borrowed $5.3 million against its line of credit. The Company used $2.4 million in cash during the year ended September 30, 2000, primarily to finance its change in sales strategy, operating losses and capital expenditures.

Accounts receivable days decreased dramatically by the end of fiscal 2001 as payment terms for services and related hardware were changed to reflect progress payments during the course of engagements. Accounts receivable days increased slightly during fiscal 2000 compared to fiscal 1999, primarily due to longer payment terms extended to clients. Inventory turnover increased in fiscal years 2001, 2000, and 1999, reflecting an intentional reduction in stock carried in an effort to reduce obsolescence costs and carrying costs.

At September 30, 2001, the Company had a stockholders' deficiency of $3.4 million compared to stockholders' equity of $2.7 million at September 30, 2000.

The Company had maintained a $10 million line of credit with Fleet Capital Corporation ("Fleet"). The Fleet line expired on July 20, 2001 and was not renewed but borrowings remain outstanding thereunder. Interest rates on the Fleet line are the lower of prime plus 150 basis points or LIBOR plus 400 basis points. Borrowings under the Fleet line of credit at September 30, 2001 and September 30, 2000 were $192,000 and $5,269,000, respectively. Borrowings under the Fleet line of credit have been reduced to approximately $178,000 at December 31, 2001. The outstanding debt balance is secured by substantially all of the Company's assets. No new borrowings may be made under the expired Fleet line.

The Company's strategy to require progress payments may cause some prospects to decide to acquire their services and products from another source. However, this strategy of phasing out low gross profit customers and requiring progress payments will result in lower revenues and accounts receivable, thereby reducing line of credit borrowings and improving the Company's cash flow. If this strategy is not successful, the Company may not have sufficient liquidity to continue its business.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the Company's now expired line of credit with Fleet, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would be minimal. Management estimates that had either the lender's base rate or LIBOR increased by one percent, the Company's interest expense for the year ended September 30, 2001 would have increased by approximately $3,000.


Item 8.  Financial Statements and Supplementary Data.

The financial statements, notes thereto, and the independent auditor's report thereon are included herein. Supplementary data, including quarterly financial statements, is included following the financial statements and notes thereto. A list of the information so included is set forth in response to Item 14(a) entitled "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which is incorporated herein by this reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company changed audit firms on July 30, 2001 as reported in its Form 8-K filed July 30, 2001.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Jon D. Jensen is the only current executive officer of AmeriQuest. Alexander C. Kramer, Jr. was the President and Chief Executive Officer of the Company from October 1997 to April 2001 and remains a director.

The following table sets forth certain information regarding the current directors and executive officers of AmeriQuest:

         Name                       Age     Position
         ------------------         ---     ---------
         Jon D. Jensen              58      President, Chief Executive Officer, Chief Financial Officer and a Director
         Edward B. Cloues II        54      Director
         Alexander C. Kramer, Jr.   58      Director
         Walter A. Reimann          71      Director
         Charles W. Soltis          62      Director

Mr. Jensen, age 58, has served as President and Chief Executive Officer since April 2001, Chief Financial Officer since October 1997 and as a director of AmeriQuest since August 1998. From January 1997 to September 1997, he served as Vice President, Finance and from October 1997 to April 2001 as Chief Operating Officer. From November 1995 to December 1996, he served as Controller of the Company's Advanced Systems Group. He also worked part time as a director and acting Chief Financial Officer at The Fredericks Company from May 1995 to January 1997. Mr. Jensen currently serves as Co-President of Listen Group Partners, L.L.C. ("Listen Group"), an entity which owns approximately 47% of AmeriQuest's common stock.

Mr. Cloues, age 54, has served as a director of AmeriQuest since December 1998. He has served as the Chairman of the Board and Chief Executive Officer of K-Tron International, Inc., a manufacturer of feeders and related equipment for the process industry, since January 1998. Prior to joining K-Tron, Mr. Cloues was a senior partner in the law firm of Morgan, Lewis & Bockius LLP, which was AmeriQuest's general outside counsel. He is also a director and non-executive Chairman of the Board of AMREP Corporation, a real estate development company and provider of distribution and fulfillment services to publishers, and a director of Penn Virginia Corporation, an energy company engaged in exploration, acquisition, development and production of crude oil and natural gas.

Mr. Kramer, age 58, has served as a director of AmeriQuest since October 1997. Mr. Kramer served as President and Chief Executive Officer of AmeriQuest from October 1997 to April 2001. From November 1995 to October 1997, Mr. Kramer served AmeriQuest in various positions, most recently as Vice President and General Manager of the Advanced Systems Group. Mr. Kramer was Vice President-Operations of Robec, Inc. for thirteen years until its acquisition by AmeriQuest in November 1995. Mr. Kramer also currently serves as Co-President of Listen Group.

Mr. Reimann, age 71, has served as a director of AmeriQuest since December 1998. He has been the President and Chief Executive Officer of The Fredericks Company, a specialty glass and sensors manufacturing company whose products are used in commercial and military applications, since 1983.

Mr. Soltis, age 62, has served as a director of AmeriQuest since December 1998. He has been the managing partner of Soltis Management Services, a general management consulting firm which he founded, since 1972.

The Company has an Audit Committee, which currently consists of the three outside directors: Edward Cloues, Walter Reimann and Charles Soltis. Messrs. Cloues, Reimann and Soltis are neither officers nor employees of the Company or any of its affiliates.

The Company has a Compensation Committee which is concerned primarily with establishing executive compensation policies for the Company. The Compensation Committee consists of Walter Reimann and Charles Soltis.

Item 11.  Executive Compensation.

The following table shows, for the last three fiscal years, the cash and other compensation paid to Mr. Jensen and Mr. Kramer, AmeriQuest's executive officers in fiscal 2001.

                                                                      Annual Compensation  (1)
                                                        ---------------------------------------------------
                                                                                                 All Other
                  Name and Principal Position               Year       Salary        Bonus     Compensation
         -------------------------------------------        ----      --------    ----------    ----------
         Jon D. Jensen                                      2001      $159,000        $0            $0
         President and Chief Executive Officer since        2000      $175,000        $0            $0
         April, 2001 and Chief Financial Officer            1999      $157,500        $0            $0

         Alexander C. Kramer, Jr.(2)                        2001      $108,300        $0            $27,400
         President and Chief Executive Officer until        2000      $200,000        $0            $0
         April, 2001                                        1999      $200,000        $0            $0

----------
(1) In fiscal years 2001, 2000 and 1999, no executive officer received perquisites or other personal benefits, securities or property which exceeded the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(2) Mr. Kramer resigned the position of President and Chief Executive Officer and terminated his employment on April 16, 2001. In connection with his resignation, Mr. Kramer received accrued vacation pay of $7,400. Mr. Kramer also received $20,000 for payment of consulting work performed for the Company.


Option Grants in Last Fiscal Year

No options were granted to any executive officer in fiscal 2001.


Option Exercises and Fiscal Year End Values

The following table provides, as to the executive officers, information concerning unexercised stock options at September 30, 2001. None of the executive officers exercised any stock options during fiscal 2001.

                                                       Number of Unexercised          Value of Unexercised
                                                            Options at               In-the-Money Options at
                                                        September 30, 2001             September 30, 2001
                                                  -----------------------------  -----------------------------
                                Name                Exercisable   Unexercisable    Exercisable   Unexercisable
                     -------------------------    -------------- --------------  -------------- --------------
                     Jon D. Jensen............         -0-            -0-             -0-            -0-
                     Alexander C. Kramer, Jr..         -0-            -0-             -0-            -0-

Employment Agreements

AmeriQuest and Jon D. Jensen entered into an Employment Agreement dated October 1, 1997. The agreement provides for an initial term of one year and is renewed automatically for additional one year terms until terminated in accordance with procedures specified in the agreement. The agreement provides for an annual base salary of $175,000 and an annual performance bonus of up to $180,000 if Mr. Jensen achieves certain performance criteria specified in the agreement. Should AmeriQuest terminate Mr. Jensen's service "without cause," Mr. Jensen would be entitled to severance pay equal to six month's salary. Should Mr. Jensen be terminated as a result of a "change in control," he would be entitled to severance pay equal to one year. Following his election as President and Chief Executive Officer in April, 2001, Mr. Jensen voluntarily reduced his annual salary to $140,000.

Compensation of Outside Directors

AmeriQuest pays its outside directors $1,500 per calendar quarter plus $1,000 for each Board or committee meeting attended. Such directors are also eligible to receive stock options as a form of compensation, although none have been granted to directors. The outside directors waived payment of their compensation for fiscal year 2001.


Compensation Committee Interlocks and Insider Participation

None


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table shows how much stock the executive officers, directors, other officers and holders of more than 5% of outstanding common stock beneficially owned as of December 31, 2001. In general a person is considered to "beneficially own" shares if the person has the power to either vote or transfer the shares. For the purposes of this table, a person is also considered to beneficially own shares that may be issued upon exercise of stock options that are exercisable currently or within 60 days. To the Company's knowledge (based on public filings), such stockholder listed below has the sole power to vote or transfer the shares across from each stockholder's name, unless otherwise noted.


                                                                           Beneficial Ownership
                                                                         as of December 31, 2001
                                                                         -----------------------
                                                                Aggregate Number of
                          Name                               Shares Beneficially Owned          Percentage (1)
                          ----                               -------------------------          --------------
Listen Group Partners, L.L.C.(2)                                    31,814,878                       46.8%

Jon D. Jensen (3)                                                   32,294,878                       47.5%

Alexander C. Kramer, Jr. (4)                                        32,294,878                       47.5%

Edward B. Cloues II                                                          0                           *

Walter A. Reimann                                                      135,500                           *

Charles W. Soltis                                                            0                           *

All Directors and Officers as a Group (7 persons) (5)               33,306,378                       48.9%

*Less than 1% of AmeriQuest's outstanding shares of common stock.

(1) All percentages are based on 68,046,906 shares outstanding on December 31, 2001. If a person holds options that are currently exercisable or exercisable within 60 days, the number of shares underlying the options are considered outstanding and beneficially owned for the purpose of computing that person's percentage ownership. Such shares are not considered outstanding for the purpose of computing the beneficial ownership of others listed in the table.

(2) The address for Listen Group is c/o AmeriQuest Technologies, Inc., 48 Swan Way, Suite 101,Warminster, Pennsylvania 18974. Listen Group is an entity owned and managed by AmeriQuest's Chief Executive Officer, Jon D. Jensen, and one of its other directors, Alexander C. Kramer, Jr.

(3) Includes the 31,814,878 shares of common stock held by Listen Group (see note 2) and 480,000 shares of common stock owned by him individually. Mr. Jensen's address is c/o AmeriQuest Technologies, Inc., 48 Swan Way, Suite 101, Warminster, Pennsylvania 18974.

(4) Includes the 31,814,878 shares of common stock held by Listen Group (see note 2) and 480,000 shares of common stock owned by him individually. Mr. Kramer's address is c/o AmeriQuest Technologies, Inc., 48 Swan Way, Suite 101, Warminster, Pennsylvania 18974.

(5) Includes 396,000 shares subject to stock options which are currently exerciseable.



Item 13.  Certain Relationships and Related Transactions.

See "Executive Compensation--Employment Agreements" under Item 11 for a description of the employment agreement entered into between AmeriQuest and Mr. Jensen.

                    -----------------------------------------

On August 6, 2001, an affiliate of a member of the Board of Directors of AmeriQuest advanced the Company $52,000. The advance was non-interest bearing, provided short term working capital and was subsequently repaid in November, 2001.

                    -----------------------------------------

The Chief Executive Officer, Jon D. Jensen, had incurred business and travel expenses of $37,000 at September 30, 2001 on behalf of the Company for which he has elected not to be reimbursed at this time. The Company has recorded such expenses as due to employees in its books and records.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)       Financial Statements and Schedules

                                                                                           Page
                                                                                         Reference
                                                                                         ---------
              (1) Financial Statements included in Part II of this Report:
                   Independent Auditor's Report..........................................   F-1
                   Report of Independent Public Accountants..............................   F-2
                   Consolidated Balance Sheets...........................................   F-3
                   Consolidated Statements of Operations.................................   F-4
                   Consolidated Statements of Stockholders' Equity (Deficiency)..........   F-5
                   Consolidated  Statements of Cash Flows................................   F-6, F-7
                   Notes to Consolidated Financial Statements............................   F-8 - F16
              (2) Financial Statement Schedules
                  Schedule II-- Valuation and Qualifying Accounts and Reserves...........   F-17

        (b)       Reports on Form 8-K

     Current report on Form 8-K dated July 30, 2001 to report the change in auditors of the Registrant

        (c)       Exhibits
                                  EXHIBIT INDEX

      Exhibit
        No.                          Title of Document                           Location of Filing
      -------                        -----------------                           ------------------
       3.01*     Restated Certificate of Incorporation of AmeriQuest...   SEC File No. 1-10397
                                                                          Exhibit 3.01
                                                                          10-K for September 30, 1998

       3.02*     By-laws of AmeriQuest.................................   SEC File No. 33-81726

       4.01*     Reference is made to Exhibits 3.01 and 3.02, the
                 Certificate of Incorporation and By-laws, which define
                 the rights of security holders........................

       4.02*     Specimen Stock Certificate............................   SEC File No. 33-81726

      10.01*     Inventory and Working Capital Financing Agreement
                 dated July 20, 1998 by and between AmeriQuest and        SEC File No. 1-10397
                 Fleet Capital Corporation.............................   8-K for July 30, 1998

      10.02*     1996 Equity Incentive Plan............................   SEC File No. 1-10397
                                                                          Exhibit 10.07
                                                                          10-K for September 30, 1997

      10.03*     Employment Agreement for Jon D. Jensen................   SEC File No. 1-10397
                                                                          Exhibit 10.11
                                                                          10-K for September 30, 1997

      10.04*     Lease Agreement dated July 1, 1998 by and between        SEC File No. 1-10397
                 AmeriQuest and Merion  Mills Associates...............   Exhibit 10.05
                                                                          10-K for September 30, 1998

      10.05      Lease Agreement dated October 15, 2001 by and between
                 AmeriQuest and North American Technology Center.......


      10.06*     1998 Equity Incentive Plan............................   SEC File No. 1-10397
                                                                          Exhibit 10.08
                                                                          10-K for September 30, 1999

      21.01*     Subsidiaries of AmeriQuest............................   SEC File No. 1-10397
                                                                          Exhibit 21.01
                                                                          10-K for September 30, 1999

      23.01      Consent of Arthur Andersen LLP........................

      23.02      Consent of Margolis & Company P.C. ...................

----------
* Incorporated herein by reference to the indicated filing pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Warminster, State of Pennsylvania, on the 14th day of January, 2002.

                          AmeriQuest Technologies, Inc.

                                /s/ Jon D. Jensen
                                -----------------
                                By: Jon D. Jensen
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Each person, in so signing, also causes and appoints and Jon D. Jensen as his true and lawful attorney-in-fact, in his name, place and stead, to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

                             Signature                               Title                       Date
                             ---------                               -----                       ----
                /s/ JON D. JENSEN                     President, Chief Executive           January 14, 2002
                -----------------                     Officer, Chief Financial Officer
                Jon D. Jensen                         and a Director (Principal
                                                      Executive, Financial and
                                                      Accounting Officer)


                /s/ EDWARD B. CLOUES, II              Director                             January 14, 2002
                -------------------------
                Edward B. Cloues, II

                /s/ ALEXANDER C. KRAMER               Director                             January 14, 2002
                -----------------------
                Alexander C. Kramer

                /s/ WALTER A. REIMANN                 Director                             January 14, 2002
                ---------------------
                Walter A. Reimann

                /s/ CHARLES W. SOLTIS                 Director                             January 14, 2002
                ---------------------
                Charles W. Soltis

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
AmeriQuest Technologies, Inc.
Warminster, PA

We have audited the accompanying consolidated balance sheet of AmeriQuest Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriQuest Technologies, Inc. and subsidiaries (the Company) as of September 30, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit, and its existing credit facility expired on July 20, 2001, all of which raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                 /s/ MARGOLIS & COMPANY, P.C.



Bala Cynwyd, Pennsylvania
December 12, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To AmeriQuest Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of AmeriQuest Technologies, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriQuest Technologies, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's existing credit facility expires on July 20, 2001, which raises substantial doubt about the ability of the Company to continue as a going concern. In addition, the Company has incurred recurring losses from operations and negative cash flows from operations. Management's plans in regard to these matters are also described in
Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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



                                                  /s/  ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania,
December 22, 2000

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                                  September 30
                                                                                                  ------------
                                                                                            2001                2000
                                                                                      --------------       --------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................                      $           77       $          723
   Accounts receivable, net of allowance for doubtful accounts
      of $340 and $381..........................................                                 473                8,069
   Inventories..................................................                                  --                1,843
   Other current assets.........................................                                 399                  478
                                                                                      --------------       --------------

           Total current assets.................................                                 949               11,113

PROPERTY AND EQUIPMENT, NET.....................................                                 301                  909

OTHER ASSETS....................................................                                 188                  294
                                                                                      --------------       --------------

                                                                                      $        1,438       $       12,316
                                                                                      ==============       ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Line of credit...............................................                      $          192       $        5,269
   Accounts payable.............................................                               4,137                3,393
   Accrued expenses and other...................................                                 356                  929
   Liabilities, net of assets held for disposal.................                                 153                   --
                                                                                      --------------       --------------

            Total current liabilities...........................                               4,838                9,591
                                                                                      --------------       --------------


COMMITMENTS AND CONTINGENCIES (NOTE 8)


STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $.01 per value; 5,000,000 shares authorized, none issued                      --                   --
   Common stock, $.01 par value; 200,000,000 shares authorized, 68,046,906 and
     67,841,906 shares issued and outstanding, respectively.....                                 681                  679
   Additional paid-in capital...................................                             174,718              174,698
   Accumulated deficit..........................................                            (178,799)            (172,652)
                                                                                      --------------       --------------
                 Net stockholders' equity (deficiency)..........                              (3,400)               2,725
                                                                                      --------------       --------------

                                                                                      $        1,438       $       12,316
                                                                                      ==============       ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)


                                                                                    Year Ended September 30
                                                                   -------------------------------------------------------
                                                                         2001                2000               1999
                                                                   ----------------    ----------------   ----------------
NET SALES...................................................       $         24,472    $         62,153   $         56,865

COST OF SALES...............................................                 22,972              57,288             51,990
                                                                   ----------------    ----------------   ----------------

            Gross profit....................................                  1,500               4,865              4,875

OPERATING EXPENSES
    Selling, general and administrative.....................                  7,248               9,004              6,693
    Restructuring costs.....................................                    328                  --                 --
    Gain on sale of Product Distribution Division...........                   (229)                 --                 --
                                                                   ----------------    ----------------   ----------------
                                                                              7,347               9,004              6,693


LOSS FROM OPERATIONS ......................................                  (5,847)             (4,139)            (1,818)
                                                                   ----------------    ----------------   ----------------

INTEREST EXPENSE, net of interest income of $25, $31 and
  $37, respectively........................................                     300                 570                 91
                                                                   ----------------    ----------------   ----------------

NET LOSS...................................................        $         (6,147)   $         (4,709)  $         (1,909)
                                                                   ================    ================   ================

BASIC AND DILUTED NET LOSS PER SHARE.......................        $          (0.09)   $          (0.07)  $          (0.03)
                                                                   ================    ================   ================

SHARES USED IN COMPUTING BASIC AND DILUTED
  NET LOSS PER SHARE.......................................                  68,047              67,842             67,329
                                                                   ================    ================   ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                        (in thousands, except share data)

                                                                             Common Stock      Additional
                                                                          ------------------     Paid-in    Accumulated
                                                                          Shares      Amount     Capital      Deficit      Total
                                                                        ----------    ------   ----------   -----------    ------
Balances at September 30, 1998................................          66,881,906     $669     $174,383     $(166,034)    $9,018

   Issuance of shares to executive management.................             960,000       10           50            --         60

   Net loss...................................................                  --       --           --        (1,909)    (1,909)
                                                                        ----------     ----     --------     ---------    -------

Balances at September 30, 1999................................          67,841,906      679      174,433      (167,943)     7,169

   Issuance of warrants in connection with equity line........                  --       --          265            --        265

   Net loss...................................................                  --       --           --        (4,709)    (4,709)
                                                                        ----------     ----     --------     ---------    -------


Balances at September 30, 2000................................          67,841,906      679      174,698      (172,652)     2,725


   Exercise of Stock Options..................................
                                                                           205,000        2           20            --         22

   Net loss...................................................                  --       --           --        (6,147)    (6,147)
                                                                        ----------     ----     --------     ---------    -------


Balances at September 30, 2001................................          68,046,906     $681     $174,718     $(178,799)   $(3,400)
                                                                        ==========     ====     ========     =========    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                     Year Ended September 30
                                                                      -------------------------------------------------------
                                                                          2001                 2000                  1999
                                                                      ------------         ------------          ------------
CASH FLOW FROM OPERATING ACTIVITIES:
        Net loss..................................................      $(6,147)             $(4,709)              $(1,909)
        Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
           Depreciation...........................................          356                  380                   301
           Loss on disposition of property and equipment..........          356                   --                    --
           Warrants issued in connection with equity line.........           --                  265                    --
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable.............        7,596                  254                (1,788)
           Decrease in inventories................................        1,843                1,723                   626
           (Increase) decrease in other assets....................          185                 (123)                   23
           Increase (decrease) in accounts payable and
             accrued expenses and other...........................          346                 (233)                  679
                                                                        -------              -------               -------
               Net cash provided by (used in) operating activities        4,535               (2,443)               (2,068)
                                                                        -------              -------               -------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures, net of disposals....................         (104)                (327)                 (463)
                                                                        -------              -------               -------
               Net cash used in investing activities..............         (104)                (327)                 (463)
                                                                        -------              -------               -------
CASH FLOW FROM FINANCING ACTIVITIES:
        Net borrowings (repayments) under lines of credit.........       (5,077)               2,826                 2,443
                                                                        -------              -------               -------
               Net cash provided by (used in) financing activities       (5,077)               2,826                 2,443
                                                                        -------              -------               -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS....................................................         (646)                  56                   (88)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................          723                  667                   755
                                                                        -------              -------               -------

CASH AND CASH EQUIVALENTS AT END OF YEAR..........................      $    77              $   723               $   667
                                                                        =======              =======               =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                Supplemental Disclosures of Cash Flow Information




Interest:                                    During the fiscal years ended September 30, 2001, 2000, and 1999, the Company paid cash for interest of approximately $325,000, $601,000 and $128,000, respectively.

Income taxes:                                During the fiscal years ended September 30, 2001, 2000, and 1999, the Company made no income tax payments.

Noncash investing and financing activities:

Issuance of Common Stock:                    During the fiscal year ended September 30, 2001, the Company issued 200,000 shares of its common stock to a vendor upon exercise of stock options which have been granted in lieu of payment for payable obligations to the vendor.

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

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND LIQUIDITY:

Description of Business. AmeriQuest Technologies, Inc., a Delaware corporation ("AmeriQuest" or the "Company"), historically conducted its business as a distributor of services and computer products providing value added solutions. During fiscal 2000, AmeriQuest began to refocus its outside sales force to sell business information solutions directly to corporate, educational, financial, healthcare and local government clients. The Company completed this transition by selling its product distribution division to Seneca Data Distributors, Inc., a New York corporation ("Seneca") in March, 2001 and its leasing subsidiary, Consultants Group Commercial Funding ("CG Commercial"), to CG Commercial management in November, 2001.

Prior to the March 2001 sale of the product distribution division, the division accounted for a substantial majority of the Company's sales. With the sale of the division and the subsequent sale of CG Commercial, the Company's sole business is providing business information solutions for corporate, educational, financial, healthcare and local government clients. AmeriQuest's new strategy is to emphasize the sale of higher margin complete solutions for its clients and to provide a high level of value-added services, including consultation on component selection, system assembly, configuration, testing, operational start-up, installation, technical support services and lease financing through unrelated third parties. As part of its solutions business, AmeriQuest markets and sells to its clients and supports a variety of applications and products ranging from individual components to complete systems that have been fully configured, assembled and tested prior to delivery to the client.

Liquidity. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and satisfaction of liabilities in the normal course of business. Through September 30, 2001, the Company has incurred significant losses and has generated negative cash flow from operations and has a working capital deficit of approximately $3.9 million. In addition. the Company's existing credit facility expired on July 20, 2001.

In the fourth quarter of fiscal 2001, the Company's net sales, compared to the fourth quarter of fiscal 2000, decreased by 97% reflecting the transition described above. While the Company believes that its new business model can be successful, it had vendor trade debt at September 30, 2001 of approximately $4,137,000, most of which related to the product distribution business. The Company's ability to continue as a going concern depends, in part, on being able to convert most of this debt into equity since the Company does not have the ability to pay the debt in cash.

The Company has taken actions to improve its liquidity during fiscal 2001 by reducing its overhead and payroll, selling its distribution and leasing businesses, and narrowing its focus on solution sales to concentrate on substantially higher margin sales of network infrastructure products and services, information systems asset management software and services, and distribution management systems installation and services. Accordingly, the Company expects to significantly decrease net sales, in general, during fiscal 2002, and low margin sales in particular. The primary impact of these actions are not expected to have a benefit to the Company's liquidity, if any, until, at the earliest, the second quarter of fiscal 2002.

In summary, the Company's strategy is to increase gross profit, regardless of its impact on revenue, and simultaneously decrease operating expenses.


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

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

Cash and Cash Equivalents. The Company considers cash on deposit with financial institutions and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company generally limits its investments in cash equivalents to certificates of deposit.

Inventories. Inventories consisted principally of computer hardware and software held for resale by its former product distribution division and are stated at the lower of cost, using the first-in, first-out method, or market. Reserves for inventory obsolescence and slow moving product were provided based upon specified criteria, such as recent sales activity and date of purchase. Amounts due from vendors for price protection and stock rotations were recorded as an offset to the amounts due vendors in accounts payable. Management assessed the net realizable value of these amounts and reserved for potential uncollectable balances.

Property and equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives.

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

Market development funds and volume incentive rebates. In general, vendors have provided various incentive programs to the Company's product distribution division. The funds received under these programs were determined based on purchases and/or sales of the vendors' product and the performance of certain training, advertising and other market development activities. Revenue associated with these funds were recorded when earned either as a reduction of selling, general and administrative expenses or product cost, according to the specific nature of the program.

Sales recognition. Sales related to engineering, integration and implementation services are recognized on a time and materials basis as the services are performed. Sales of the Company's product distribution division were recorded as of the date shipments were made to customers. Sales returns and allowances were reflected as a reduction in sales and recorded in inventory at expected net realizable value. The Company permitted the return of products within certain time limits and would exchange returned products. Products that were defective upon arrival were handled on a warranty return basis with the Company's vendors. The Company provided for product warranty and return obligations at the point of sale based on estimates of expected future costs.

Income taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws. Additionally, SFAS 109 requires that deferred tax assets be evaluated and a valuation allowance be established if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.

Net loss per common share and common share equivalent. The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the disclosure of both basic and diluted earnings per share. Basic and diluted shares outstanding for the fiscal years ended September 30, 2001, 2000, and 1999 are the same, as all common stock equivalents are anti-dilutive due to the loss to common stockholders.

Concentrations of credit risks. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to accounts receivable are not significant due to the large number of clients. At September 30, 2001 and 2000, no one client represented greater than 10% of accounts receivable and for fiscal 2001 and 2000, no customer accounted for greater than 10% of sales.

Dependence on Vendors. The Company had relationships with several key vendors as primary suppliers of computer products to the Company for its product distribution business. For the years ended September 30, 2001, 2000, and 1999, product sales derived from three, three, and three vendors accounted for 63%, 69%, and 65%, respectively, of the Company's product distribution sales.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

3.       INVENTORIES:

Inventories at September 30, 2000 consisted of finished goods of the Company's product distribution division and were reflected net of reserves for excess and obsolete inventory. Any remaining inventory was fully reserved at September 30, 2001. In estimating the inventory reserves, management relied upon its knowledge of the industry, projected sales volumes, inventory levels and aging of product on-hand. Inventories did not contain any labor or overhead.

In fiscal 1999, the Company recorded cost of sales benefits of approximately $400,000, related principally to the reversal of previously established vendor debit reserves.


4.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

                                                             September 30
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Equipment.........................................     $       41   $      316
Computer Hardware and Software....................            909        2,095
Furniture and fixtures............................              8          205
Leasehold improvements............................              0          336
Less accumulated depreciation.....................           (657)      (2,043)
                                                       ----------   ----------
                                                       $      301   $      909
                                                       ==========   ==========


5.       ACCRUED EXPENSES AND OTHER:

Accrued expenses and other consist of approximately $98,000 of accrued payroll and related expenses and approximately $258,000 of deferred income and other accrued expenses at September 30, 2001. Accrued expenses and other consist of approximately $306,000 of accrued payroll and related expenses and approximately $623,000 of deferred income and other accrued expenses at September 30, 2000.

An affiliate of a member of the Board of Directors advanced the Company $52,000 during the fiscal year ended September 30, 2001. The advance was recorded in other accrued expenses, non-interest bearing, provided short term working capital and was paid off subsequent to September 30, 2001.

Additionally, the Company has recorded unreimbursed business and travel expenses of $37,000 at September 30, 2001 due to the Chief Executive Officer.


6.       LINES OF CREDIT:

The Company had a three year credit facility with a bank (the "Credit Facility") to provide additional working capital for the Company that expired on July 20, 2001. The Credit Facility allowed for borrowings up to the lesser of $10 million or 80% of eligible accounts receivable plus the lesser of $3.5 million or 50% of eligible inventory, as defined. The Credit Facility bears interest at the lower of either the bank's prime rate plus 150 basis points (7.5% and 11.0% at September 30, 2001 and 2000, respectively) or LIBOR plus 400 basis points.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

As of September 30, 2001, the Company has $192,000 outstanding on the Credit Facility with no remaining ability or capacity to draw further advances. The weighted average interest rate on borrowings under the credit facility was 9.5%, 10.5% and 9.4% during fiscal 2001, 2000 and 1999, respectively.


7.       INCOME TAXES:

The Company has historically incurred significant operating losses and has recorded a valuation allowance against its net deferred tax asset, as the Company believes that it is more likely than not that the net deferred tax asset would not be realized through future taxable income. The valuation allowance recorded against the net deferred tax asset is based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowance if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's consolidated financial statements.

The tax effect of significant cumulative temporary differences consist of the following (in thousands):

                                                             Year ended September 30
                                                  --------------------------------------------
                                                      2001            2000            1999
                                                  -----------     -----------      -----------
Inventory reserves............................    $       102     $        60      $        68
Allowance for doubtful accounts...............            136             152              106
Other.........................................             18             131              148
Net operating loss carryforwards..............          9,474           7,364            5,920
Valuation allowance...........................         (9,730)         (7,707)          (6,242)
                                                  -----------     -----------      -----------
                                                  $        --     $        --      $        --
                                                  ===========     ===========      ===========

The Company had net operating loss carryforwards available to offset future taxable income of up to approximately $27 million of which $12 million may be subject to Section 382 of the Internal Revenue Code ("Section 382 Limitations"). The Section 382 Limitations limit the Company's ability to utilize its net operating loss carryforwards created prior to an ownership change. The Company has not benefited from these net operating loss carryforwards as of September 30, 2001.

The principal elements accounting for the difference between income taxes computed at the statutory rate and the effective rate are as follows (in thousands):

                                                                Year Ended September 30
                                                        ---------------------------------------
                                                           2001          2000           1999
                                                        ----------    ----------     ----------
Federal statutory rate                                   $(2,090)      $(1,484)        $(649)
State taxes, net of federal benefit                         (369)         (262)         (115)
Intangible write-offs, amortization and other
   nondeductable amounts                                                                   6
Net operating losses not benefited                         2,459         1,746           758
                                                         -------       -------         -----
                                                         $    --       $    --         $  --
                                                         =======       =======         =====

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

8.       COMMITMENTS AND CONTINGENCIES:

The Company leases its corporate office under an operating lease. Future minimum rental commitments for all non-cancelable operating leases at September 30, 2001 are as follows (in thousands) :

           Year ending
          September 30
          ------------
              2002                                         $       133
              2003                                                 115
              2004                                                 115
              2005                                                 119
              2006                                                 120
                                                           -----------
                                                           $       602
                                                           ===========

Total rental expense, net of sub-rental income, under non-cancelable agreements for the years ended September 30, 2001, 2000 and 1999 was approximately $321,000, $391,000 and $355,000, respectively. The Company was able to terminate the existing lease for its former corporate office and warehouse space without penalty and relocate to another facility owned by the same landlord at significantly reduced rental expense. The Company relocated on November 16, 2001.

AmeriQuest is both a plaintiff and defendant from time-to-time in lawsuits incidental to its business. AmeriQuest management believes that none of such current proceedings individually will have a material adverse effect on AmeriQuest's financial position or results of operations. However, in the aggregate, successful lawsuits regarding failure to pay debts remaining from the sold distribution business could cause the Company to seek bankruptcy protection or liquidation.


9.       STOCK OPTION PLANS:

The Company has instituted various stock option plans, which authorize the granting of options to key employees, directors, officers, vendors and clients to purchase up to 6,700,000 shares of the Company's common stock. All grants of options during the years presented have been to employees, directors or vendors and were granted at the then quoted market price. A summary of shares available for grant and the options outstanding under the plans is as follows:

                                                             Shares
                                                            Available        Options         Price
                                                            for Grant      Outstanding       Range
                                                         --------------    -----------    ------------
Balances at September 30, 1998......................           90,000       2,038,141     $0.08 - 0.45

Increase in shares available for grant..............        4,700,000              --               --
Options no longer available for grant...............         (128,141)             --               --
Options cancelled...................................          318,141        (318,141)     0.08 - 0.45
Options granted.....................................         (150,000)        150,000      0.06 - 0.11
                                                           ----------      ----------     ------------

Balances at September 30, 1999......................        4,830,000       1,870,000     $0.06 - 0.11
Options cancelled...................................          298,000        (298,000)     0.08 - 0.11
Options granted.....................................         (730,000)        730,000     $0.09 - 0.36
                                                           ----------      ----------     ------------

Balances at September 30, 2000......................        4,398,000       2,302,000     $0.06 - 0.36
Options cancelled...................................        1,934,000      (1,934,000)     0.08 - 0.36
Options exercised...................................                         (205,000)     0.09 - 0.11
Options granted.....................................       (3,980,000)      3,980,000     $0.09 - 0.31
                                                           ----------      ----------     ------------


Balances at September 30, 2001......................        2,352,000       4,143,000     $0.06 - 0.31
                                                           ==========      ==========     ============

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at September 30, 2001:

                       Number of Options                              Weighted
   Range of            Outstanding as of           Remaining           Average           Options
Exercise Price        September 30, 2001       Contractual Life    Exercise Price      Exercisable
--------------        ------------------       ----------------    --------------      -----------
 $       0.31                  490,000             88 months          $   0.31              98,000
         0.12                   25,000             88 months          $   0.12               5,000
         0.11                  220,000             88 months          $   0.11              44,000
         0.09                2,702,000             88 months          $   0.09           1,151,000
         0.08                  656,000             53 months          $   0.08             536,000
         0.06                   50,000             53 months          $   0.06              30,000
 ------------         ----------------                                --------         -----------
 $0.06 - 0.31                4,143,000                                $   0.11           1,864,000
 ============         ================                                ========         ===========

The Company accounts for its option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company follows the disclosure requirements of Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair value based method of accounting for stock-based compensation plans. SFAS 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS 123, the following pro forma net loss to common stockholders for each of the three years in the period ended September 30 would have resulted (in thousands, except per share data):

                                                                                       Year Ended September 30,
                                                                                       ------------------------
                                                                                    2001          2000            1999
                                                                                    ----          ----            ----
         Net loss to common stockholders:
               As reported...................................................  $    (6,147)    $   (4,709)    $  (1,909)
                                                                               ===========     ==========     ==========
               As calculated in accordance with SFAS 123.....................  $    (6,326)    $   (4,737)    $  (1,923)
                                                                               ===========     ==========     ==========
         Net loss per Common Share:
              As reported....................................................  $     (0.09)    $    (0.07)    $   (0.03)
                                                                               ===========     ==========     =========

              As calculated in accordance with SFAS 123......................  $     (0.09)    $    (0.07)    $   (0.03)
                                                                               ===========     ==========     =========

         Shares used in calculating net loss per basic and diluted
              common share...................................................       68,047         67,842        67,329
                                                                                    ======         ======        ======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with risk-free interest rates of 4.66% , 6.18% to 4.96% for fiscal 2001, 2000, and 1999, respectively, no expected dividend yield, an expected life of five years and a volatility factor of 50%. During fiscal 2001, 2000 and 1999, the weighted average fair value of options granted was $0.09, $0.08, and $0.05, respectively.


10.      EQUITY LINE AGREEMENT

In July 2000, the Company entered into a Common Stock Purchase Agreement (the "Equity Line Agreement") with an institutional investor (the "Investor") establishing a common stock equity line. Pursuant to the Equity Line Agreement, the Investor, subject to Company's satisfaction of certain conditions, has committed to purchase at the Company's option, up to $13.5 million of the Company's common stock over an 18 month period, at a 12% discount to the average trading price over a specified period prior to each draw down. The amount that can be drawn down by the Company at any one time is dependent upon a number of factors, including the Company's stock price and trading volume during the draw down period. In addition, the Company must register the shares of common stock under the Securities Act of 1934, as amended, prior to any draw downs. In connection with the Equity Line Agreement, the Company issued warrants to purchase 1,567,391 shares of common stock at an exercise price of $0.51 per share through July 2003 to the Investor and a placement agent. The Company has neither registered shares nor has qualified to draw down funds contemplated by the Equity Line Agreement.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

11.      BENEFIT PLANS

The Company has a 401(k) employee benefit plan that covers all eligible employees with at least six months of service who are between the ages of 21 and
65. Employees can contribute up to the maximum allowable under the law. The Company may match, at its election, a portion of the employee's pre-tax contribution. Employer contributions become fully vested when an employee has reached five years of service. Employee benefits are distributed upon normal retirement, death, disability or termination. Amounts contributed by the Company for the years ended September 30, 2001, 2000, and 1999 were approximately $17,000, $28,000, and $30,000, respectively.


12.      SEGMENT INFORMATION

By the end of fiscal 2001, the Company had limited its focus to its solutions business and had sold its product distribution division, and by November 2001, its equity interest in the leasing business.

Beginning in fiscal 2000, the Company was organized into three divisions; product distribution, solutions and leasing. Product distribution, sold in March 2001, marketed and sold products and applications to VARs and systems integrators. Solutions provides engineering, integration and implementation services to corporate accounts in addition to the sale of products and applications to those customers. Leasing, sold in November 2001, assisted customers in obtaining equipment leasing and technology upgrade programs through third parties. The Company evaluated and managed the product distribution division only at the sales and cost of sales level. Therefore, operating income, total assets, depreciation and capital expenditures by division are not presented.

During fiscal 2001 and 2000, leasing represented less than 5% of total sales and therefore has been presented with product distribution. The following table represents information about the Company's divisions for the years ended September 30, 2001 and 2000 (amounts in thousands):

                                                                Sales          Gross Profit
                                                                -----          ------------
Fiscal 2001:
      Product distribution and leasing                        $ 22,585          $    934
      Solutions sales                                            1,887               566
                                                              --------          --------
                     Total Sales - 2001                       $ 24,472          $  1,500
                                                              ========          ========

Fiscal 2000:
      Product distribution and leasing                        $ 49,839          $  3,584
      Solutions sales                                           12,314             1,281
                                                              --------          --------
                     Total Sales - 2000                       $ 62,153          $  4,865
                                                              ========          ========


13.      SALE OF PRODUCT DISTRIBUTION DIVISION

As of March 30, 2001, the Company sold to Seneca certain assets related to its product distribution division including equipment, office supplies, furniture and customer lists. As consideration for the sale, the Company received from Seneca an initial payment of $100,000, of which $10,000 was attributable to the equipment, furniture and customer lists sold, and $90,000 was an advance of certain future payments the Company would receive pursuant to the Asset Purchase Agreement (the "Purchase Agreement"). The Purchase Agreement provides that in the first, second and third years following the sale of the Product Distribution division, the Company is entitled to receive payments of 10.0%, 7.5% and 5.0%, respectively, of gross profits on sales of products by Seneca to certain former customers of the Company. In addition, if gross profits in the second or third years exceed $3.5 million, the Company is entitled to receive an additional payment for any such year equal to 2.5% of gross profits in excess of $3.5 million on sales of products by Seneca to such former customers of the Company. The minimum amount the Company will receive over the three year period (excluding the advance payment) is $150,000. Payment of the minimum amount is subordinate to payments Seneca is required to make pursuant to its senior secured line of credit.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

As of September 30, 2001, the payment advance of $90,000 was fully earned.

The Company recorded a gain of $229,000 at September 30, 2001, net of legal fees of $21,000, based on the minimum Purchase Agreement price of $250,000. The Company applied an additional $6,000 from Seneca against the receivable of $150,000. The remaining balance of the receivable of $144,000 at September 30, 2001 is recorded in other current assets. An additional $35,000 was applied through November 30, 2001, reducing the outstanding balance to $109,000 as of November 30, 2001, which management of the Company believes is collectible.

As a result of the sale of the product distribution division, the Company incurred restructuring costs of $328,000.


14.      SUBSEQUENT EVENTS:

Early in the first quarter of fiscal 2002, the Company sold its 90% equity interest in CG Commercial, Inc., a California Corporation, to the minority shareholder of CG Commercial. Proceeds from the sale were $195,000, with a gain of $348,000, to be reported in the consolidated statement of operations for the first fiscal quarter of 2002. As of September 30, 2001, the liabilities, net of assets, held for disposal were $153,000.

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

15.      SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for the years ended September 30, 2001 and 2000 is as follows (in thousands, except per share data):

                                                                            FISCAL 2001
                                                                            -----------
                                                December 31,        March 31,         June 30,        September 30,
                                                    2000              2001              2001              2001
                                                ------------      ------------      ------------      ------------
Net Sales                                         $11,908           $10,262           $ 1,836            $ 466
Cost of sales                                      10,819             9,246             2,497              410
                                                  -------           -------           -------            -----
     Gross profit                                   1,089             1,016              (661)              56

Operating Expenses:
   Selling and administrative expenses              2,504             1,934             1,264            1,546
   Restructuring costs                                 --                --               310               18
   Gain on sale of distribution division               --              (229)               --               --
                                                  -------           -------           -------            -----

Loss from operations                               (1,415)             (689)           (2,235)          (1,508)

Interest expense (income), net                        184               159                24              (67)
                                                  -------           -------           -------            -----

Net loss                                           (1,599)             (848)           (2,259)          (1,441)
                                                  =======           =======           =======           ======

Basic and diluted net loss per share              $ (0.02)           $(0.01)           $(0.03)          $(0.02)
                                                  =======           =======           =======           ======


                                                                             FISCAL 2000
                                                                             -----------
                                                December 31,        March 31,         June 30,        September 30,
                                                    1999              2000              2000              2000
                                                ------------      ------------      ------------      ------------

Net Sales                                         $15,636           $14,837           $15,127           $16,553
Cost of sales                                      14,356            13,685            14,135            15,112
                                                  -------           -------           -------           -------
     Gross profit                                   1,280             1,152               992             1,441

Selling and administrative expenses                 1,893             2,054             2,012             3,045
                                                  -------           -------           -------           -------

Loss from operations                                 (613)             (902)           (1,020)           (1,604)

Interest expense, net                                  79                96                83               312
                                                  -------           -------           -------           -------

Net loss                                             (692)             (998)           (1,103)           (1,916)
                                                  =======           =======           =======           =======

Basic and diluted net loss per share              $ (0.01)          $ (0.01)          $ (0.02)          $ (0.02)
                                                  =======           =======           =======           =======


                                   SCHEDULE II

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (amounts in thousands)

                                                                  Additions
                                                    Balance at    charged to    Deductions                   Balance
                                                     Beginning    costs and      Accounts                    at end
Description                                          Of period     expense     written-off       Other      of period
-----------                                         ----------  ------------   -----------      --------   -----------
Allowance for Doubtful Accounts:

   October 1, 1998 to September 30, 1999              $   609    $    --          $  137       $  208(a)      $   264

   October 1, 1999 to September 30, 2000              $   264    $   202          $   85       $   --         $   381

   October 1, 2000 to September 30, 2001              $   381    $   706          $  747       $   --         $   340

 (a) Reversed into income due to change in estimate.
