Form 10-Q
period 2001-12-31
AMERIQUEST TECHNOLOGIES INC
filed 2002-02-14
CIK 764864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2001


     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(b)  OF THE
     SECURITIES  EXCHANGE  ACT  OF  1934  from  _____________ to______________.


                         Commission File Number 1-10397


                          AMERIQUEST TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      33-0244136
------------------------------------                -----------------------
  (State of other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                  48 Swan Way, Suite 101, Warminster, PA 18974
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


Registrant's telephone number: (267) 280-0430


     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to filing requirements for the past 90 days.
Yes  X    No
    ---      ---

     At February 14, 2002 there were 68,046,906 shares of the Registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                                    FORM 10-Q

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,      September 30,
                                   ASSETS                                           2001                2001
                                   ------                                        ------------      -------------
                                                                                 (Unaudited)


CURRENT ASSETS
   Cash and cash equivalents....................................................    $   91                 $77
   Accounts receivable, less allowance for doubtful accounts of $340
       and $340, respectively...................................................       333                 473
   Other current assets.........................................................       294                 399
                                                                                    ------              ------

          Total current assets..................................................       718                 949

PROPERTY AND EQUIPMENT, NET.....................................................       274                 301
OTHER ASSETS....................................................................       204                 188
                                                                                    ------              ------

          Total assets..........................................................    $1,196              $1,438
                                                                                    ======              ======


                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIE

   Line of credit...............................................................    $  178              $  192
   Accounts payable.............................................................     4,125               4,137
   Accrued expenses and other...................................................       483                 356
   Liabilities, net of assets held for disposal.................................                           153
                                                                                    ------              ------
Total current liabilities.......................................................     4,786               4,838
                                                                                    ------              ------
STOCKHOLDERS' EQUITY (DEFICIENCY)
           Preferred stock, $.01 par value; 5,000,000 shares authorized,
               none issued                                                              --                  --
           Common stock, $.01 par value; 200,000,000 shares authorized;
               68,046,906 shares issued and outstanding.........................       681                 681
           Additional paid-in capital...........................................   174,718             174,718
           Accumulated deficit..................................................   178,989)           (178,799)
                                                                                   -------             -------
           Net stockholders' deficiency.........................................    (3,590)             (3,400)

           Total liabilities and stockholders' equity...........................    $1,196              $1,438
                                                                                    ======              ======

                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                                      Three Months Ended
                                                                                          December 31
                                                                                    ------------------------
                                                                                      2001              2000
                                                                                     ------            ------
                                                                                  (Unaudited)

NET SALES.......................................................................      $357             $11,908

COST OF SALES...................................................................       213              10,819
                                                                                    ------             -------

     Gross Profit...............................................................       144               1,089

OPERATING EXPENSES
      Selling, General and Administrative.......................................       676               2,504
      Gain on Sale of Subsidiary................................................       348                  --
                                                                                    ------             -------
                                                                                       328               2,504

LOSS FROM OPERATIONS............................................................      (184)             (1,415)

INTEREST EXPENSE, net...........................................................         6                 184
                                                                                    ------             -------
NET LOSS........................................................................    $ (190)            $(1,599)
                                                                                    ======             =======

BASIC AND DILUTED NET LOSS PER SHARE ...........................................    $(0.00)             $(0.02)
                                                                                    ======              ======

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS
PER SHARE.......................................................................    68,047              67,842
                                                                                    ======              ======


                 AMERIQUEST TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                    --------------------------
                                                                                      2001               2000
                                                                                    ------              ------
                                                                                             (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Loss...................................................................     $(190)            $(1,599)
                                                                                    ------              ------
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation..........................................................        49                 105
          Gain on sale of subsidiary ...........................................      (348)                 --
     Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable............................       140               1,785
          (Increase) decrease in inventories....................................        --                (366)
          (Increase) decrease in other assets...................................        89                 (81)
          Increase (Decrease) in accounts payable and accrued
               expenses and other...............................................       115                 437
                                                                                    ------              ------
     Net cash provided by operating activities..................................      (145)                281
                                                                                    ------              ------
CASH FLOW FROM INVESTING ACTIVITIES:
          Capital expenditures..................................................       (22)                (36)
          Proceeds from sale of subsidiary .....................................       195                  --
                                                                                    ------              ------
                                                                                       173                 (36)


CASH FLOW FROM FINANCING ACTIVITIES:
     NET BORROWINGS  (REPAYMENT) UNDER LINES OF CREDIT..........................       (14)               (499)
                                                                                    ------              ------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS................................................................        14                (254)
                                                                                    ------              ------
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD...................................................................        77                 723
                                                                                    ------              ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................       $91                $469
                                                                                    ======              ======

                Supplemental Disclosures of Cash Flow Information
     Interest:
         During the three months ended December 31, 2001 and 2000, the Company paid interest of $7 and $186, respectively.

     Income taxes:
         During the three months ended December 31, 2001 and 2000, the Company made no income tax payments.

                          AMERIQUEST TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

(1) Basis of Presentation

The accompanying unaudited Consolidated Financial Statements included herein have been prepared by Ameriquest Technologies, Inc. ("AmeriQuest" or the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with generally accepted accounting principles has been omitted pursuant to such rules and regulations. However, the Company believes that the financial statements, including the disclosures herein, are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three month period ended December 31, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 2002.

(2) Loss Per Share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement requires the disclosure of both basic and diluted earnings per share. Basic and dilutive shares outstanding for the three months ended December 31, 2001 and 2000 are the same, as all common stock equivalents are anti-dilutive due to the net loss for the periods presented.

 (3) Line of Credit

At December 31, 2001, the Company had borrowings of $178,000 against its expired line of credit with Fleet Financial Corporation ("Fleet") with no remaining ability or capacity to draw further advances. The Credit Facility expired on July 20, 2001.

(4) Segment Information

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

During the three months ended December 31, 2000, leasing represented less than 5% of total sales and therefore has been presented with product distribution. The following table represents information about the Company's divisions for the three months ended December 31, 2001 and 2000 (dollars in thousands):

        2001                                                   Sales        Gross Profit
        ----                                                   -----        ------------
        Solutions.........................................      $357            $144
                                                             =======        ========


        2000                                                  Sales         Gross Profit
        ----                                                  -----         ------------
        Product distribution and leasing..................   $10,656            $855
        Solutions.........................................     1,252             234
                                                             -------         -------
                                                             $11,908         $ 1,089
                                                             =======         =======



                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 2001

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

The comments below contain certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may be unsuccessful in negotiating the conversion of vendor payable debt to equity; the Company may be unable to achieve profitable operations; the Company may encounter competitive, technological, financial, legal and business challenges making it more difficult than expected to continue as a solutions provider; competitive conditions within the computer industry may change adversely; demand for the products sold by the Company, or solutions provided by the Company, may weaken; the Company may be unable to retain existing key vendors and existing key management personnel; the Company's forecasts may not accurately anticipate market demand; the Company's insistence on only accepting higher margin business may not allow the Company to generate sufficient revenue to cover its fixed operating expenses; and there may be other material adverse changes in the Company's operations or business. A more comprehensive description of these risks and other factors is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Summary

AmeriQuest historically conducted its business as a distributor of services and computer products providing value added solutions. During fiscal 2000, AmeriQuest began to refocus its outside sales force to sell business information solutions directly to corporate, educational, financial, healthcare and local government clients. The Company completed this transition by selling its product distribution division to Seneca Data Distributors, Inc. ("Seneca Data") in March, 2001 and its leasing subsidiary, Consultants Group Commercial Funding ("CG Commercial"), to CG Commercial management in November, 2001.

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

The Company had a net loss of $190,000 and net sales of $357,000 for the quarter ended December 31, 2001, compared to a net loss of $1,599,000 and net sales of $11,908,000 for the quarter ended December 31, 2000. Included in the net loss for the quarter ended December 31, 2001 was a gain on sale of the leasing subsidiary of $348,000.

As noted above, during fiscal 2001, the Company sold its low margin hardware product distribution business. The Company's current business strategy is a sole focus on providing business information solutions to corporate, educational, financial, healthcare and local government clients. The goal of this narrow focus is to improve the Company's margins.The Company's action to sell its distribution business will result in dramatically lower sales. The Company also has reduced its selling, general and administrative expenses, including outside consulting and professional expenses, payroll expenses, property rental costs and communications expenses with the objective to increase operating profit even on lower sales. Although management believes that this change in strategy, with significantly decreased sales and expenses, may return AmeriQuest to profitability, there are numerous risks and uncertainties, including those described in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. No assurance can be given that the Company's strategy will succeed or that the Company will become operationally profitable, and if this strategy is not successful, the Company may not be able to continue in business.

                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 2001

Results of Operations for the quarter ended December 31, 2001

     The following table sets forth certain items in the Consolidated Statements of Operations as a percent of net sales.

                                                            Percent of Sales
                                                            ----------------
                                                              Three Months
                                                                 Ended
                                                              December 31,
                                                            ----------------
                                                             2001      2000
                                                            ------    ------
Net sales..............................................      100.0     100.0
Cost of sales..........................................       59.7      90.9
Gross profit...........................................       40.3       9.1
Selling, general and administrative....................      189.4      21.0
Gain on sale of leasing subsidiary.....................       97.5         -
Interest income (expense), net.........................       (1.6)     (1.6)
Net Income (Loss)......................................      (53.2)    (13.4)


Sales for the quarter ended December 31, 2001 decreased by 97% from $11,908,000 for the quarter ended December 31, 2000 to $357,000, as a result of the Company's strategy to eliminate low gross profit hardware sales. This strategy, as described above and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, will lead to significantly lower sales in fiscal 2002 as compared to fiscal 2001. The sales for the quarter include only hardware purchases that clients could not obtain directly from vendors or required the Company to purchase as part of the total solution provided. No sales for certain partially completed client projects have been recognized for the period ended December 31, 2001. There were no partially completed projects for the prior year quarter ended December 31, 2000.

Cost of sales decreased to 59.7% of sales for the quarter ended December 31, 2001 compared to 90.9% of sales in the same quarter for the prior year solely as a result of the favorable change to service driven sales with limited hardware content, compared to the same three months ended December 31, 2000 where distribution sales accounted for 97% of sales.

Selling, general and administrative expenses of $676,000 decreased by $1,828,000 for the quarter ended December 31, 2001 compared to $2,504,000 for the quarter ended December 31, 2000. The current quarter expenses included $55,000 of costs related to facility occupancy costs that were materially reduced in the middle of the current quarter ended December 31, 2001 and other accrued expenses that are not expected to continue in future quarters.

The $348,000 gain on sale of the leasing subsidiary offset 51.5% of the $676,000 of quarterly operating expenses of the Company, without which the net loss would have been $538,000.

Depreciation and amortization decreased to $49,000 for the quarter ended December 31, 2001 from $105,000 for the quarter ended December 31, 2000 due to the disposal of fully depreciated assets and the relocation to new headquarters.

Net interest expense decreased to $6,000 for the quarter ended December 31, 2001 compared to net interest expense of $184,000 for the quarter ended December 31, 2000, due primarily to the decrease in the outstanding balance of the Company's expired line of credit.
 .
No income tax benefit was recorded on the net operating loss for the three months ended December 31, 2001 and December 31, 2000 as valuation allowances were provided, because it is more likely than not, as defined in SFAS 109, that deferred tax benefits will not be realized through operations. The valuation allowances recorded against deferred tax assets are based on management's estimates related to the Company's ability to realize these benefits. Appropriate adjustments will be made to the valuation allowances if circumstances warrant in future periods. Such adjustments may have a significant impact on the Company's financial statements.

                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 2001


Variability of Quarterly Results

Historically, the Company has experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the factors influencing quarterly variability include: (i) the overall growth and seasonal fluctuations in market demand for services and products; (ii) shifts in scheduling of implementation for the Company's sale of services resulting, in part, from the introduction of updates of existing software or products; and (iii) client training, client staff availability and requirements for Company staff access to client facilities. Due to the factors noted above, as well as the fact that the Company participates in a highly dynamic industry, the Company's net sales and earnings may be subject to material volatility, particularly on a quarterly basis. In addition the decisions to close or sell former businesses could involve unforseeable additional expenses and impede the prospects for the Company to obtain the additional sales needed to consistently achieve operating profitablity.


Liquidity and Capital Resources

At December 31, 2001, the Company had $91,000 in cash and had borrowings of $178,000 against its existing line of credit. The Company generated $49,000 of cash from operating activities in the quarterly period ended December 31, 2001, primarily due to the proceeds of $195,0000 received from the sale of the 90% equity interest in CG Commercial, Inc.

The Company had maintained a $10 million line of credit with Fleet Capital Corporation ("Fleet"). The Fleet line expired on July 20, 2001 and was not renewed but borrowings of $178,000 remain outstanding thereunder. The outstanding debt balance is secured by substantially all of the Company's assets. No new borrowings may be made under the expired Fleet line.


Vendor Relations

During fiscal 2001, AmeriQuest discontinued its relationship as a distributor for a substantial number of manufacturers.

AmeriQuest has continued its relationship with IBM as a Solutions Provider, and has restructured its agreements with Gates-Arrow and SupportNet to be its product and IBM mid-range distributors, respectively. AmeriQuest has maintained its agreements with Interact Commerce Corporation to market its SalesLogix CRM product and FrontRange to market its Goldmine and Heat help desk products.


Subsequent Events

While the Company believes that its new business model can be successful, it had vendor trade debt at September 30, 2001 of approximately $4,137,000, most of which related to the product distribution business. As more fully described under "Vendor Payable Negotiations Critical to Viability of the Company" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001, the Company's ability to continue as a going concern depends, in part, on being able to convert most of this debt into equity since the Company does not have the ability to pay this debt in cash. If such a conversion is not agreed to by creditors, liquidation or bankruptcy reorganization are the likely alternatives.

As of February 14, 2001, 7 vendors, representing 24% or $975,000 of the $4,137,000 vendor debt have agreed, in writing, to convert their trade payable debt to the form of equity proposed by the Company. Additional vendors are considering or have indicated willingness for acceptance of the proposal but have not provided written consent at this date. None to date have formally declined the offer.


Restatement

The statement of operations for the quarter ended December 31, 2000 has been restated to properly account for transactions relating to the leasing business consistent with the accounting treatment on Form 10-K for the fiscal year ended September 30, 2001. The net effect to the quarterly financial statements for the period ended December 31, 2000 was neglible.

                          AMERIQUEST TECHNOLOGIES, INC.

                                DECEMBER 31, 2001

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

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

                                        AmeriQuest Technologies, Inc.




February 14, 2002
                                        /s/  JON D. JENSEN
                                        -------------------------------
                                        Jon D. Jensen
                                        President,Chief Executive Officer, Chief
                                        Financial Officer and a Director